Form 10QSB
period 1998-06-30
FIRST KANSAS FINANCIAL CORP
filed 1998-08-11
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           -------------------------

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    -----------

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)



         Kansas                                         48-1198888
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)


600 Main Street, Osawatomie, Kansas                        66064
-----------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
                                                     --------------

                  Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 X  Yes              No
                                ---              ---

                  As of August  5,  1998,  there  were  1,553,938  shares of the
Registrant's  common  stock,  par  value  $0.10  per  share,  outstanding.   The
Registrant has no other classes of common equity outstanding.

                  Transitional small business disclosure format:

                                    Yes   X  No
                                ---              ---

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements

   Consolidated Balance Sheets - (Unaudited) as of
   June 30, 1998 and December 31, 1997                                        2

   Consolidated  Statements of Earnings - (Unaudited) for
   the three months and six months ended June 30, 1997 and 1996               3

   Consolidated  Statements of Cash Flows - (Unaudited) for
   the six months ended June 30, 1998 and 1997                                4

   Notes to (unaudited) Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                             11

Item 2.        Changes in Securities and use of Proceeds                     11

Item 3.        Defaults Upon Senior Securities                               11

Item 4.        Submission of Matters to a Vote of Security Holders           11

Item 5.        Other Information                                             12

Item 6.        Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                                   13

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,      December 31,
                                                                                             1998            1997
                                     Assets                                              (unaudited)
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                         $          16,861           4,600
Investment securities held-to-maturity                                                        4,390           3,852
Mortgage-backed securities available-for-sale                                                14,812          16,833
Mortgage-backed securities held-to-maturity                                                  22,395          20,937
Loans receivable, net                                                                        44,233          46,563
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                       686             661
Premises and equipment, net                                                                   1,425             990
Real estate held for development                                                                356             355
Accrued interest receivable, prepaid expenses and other assets                                  843             864

--------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $         106,001          95,655
--------------------------------------------------------------------------------------------------------------------

                             Liabilities and Equity
--------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                       $          82,644          85,651
   Advances from borrowers for property taxes and insurance                                     211             128
   Borrowings from FHLB of Topeka                                                               650           2,550
   Accrued interest payable and other liabilities                                             1,583             716
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            85,088          89,045
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
      shares issued and outstanding at June 30, 1998                                            155             -
   Additional paid-in capital                                                                14,836             -
   Retained earnings                                                                          7,287           6,935
   Accumulated other comprehensive income                                                      (122)           (325)
   Unearned compensation                                                                     (1,243)            -
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   20,913           6,610

Commitments
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $         106,001          95,655
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
             (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                              For the three months     For the six months
                                                                                ended June 30,           ended June 30,
                                                                                --------------           --------------
                                                                               1998        1997        1998           1997
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                               $        865         875            1,797      1,737
   Investment securities                                                         64          41              122         82
   Mortgage-backed securities                                                   589         759            1,187      1,538
   Interest-bearing deposits                                                    110          43              170         81
   Dividends on FHLB stock                                                       13          11               25         21
---------------------------------------------------------------------------------------------------------------------------

Total interest income                                                         1,641       1,729            3,301      3,459

Interest expense:
   Deposits                                                                     950         923            1,915      1,835
   Borrowings                                                                    10         145               33        288
---------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                          960       1,068            1,948      2,123

Net interest income                                                             681         661            1,353      1,336

Provision for loan losses                                                         8           -                15         -
---------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             673         661            1,338      1,336
---------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Deposit account service fees                                                 179         152              343        290
   Gain on sales of loans                                                         6          18                9         33
   Gain on sales of available-for-sale mortgage-backed securities                 -           -                3          -
   Other                                                                         35          31               54         46
---------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                        220         201              409        369
---------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                    301         284              590        563
   Occupancy and equipment                                                       65          64              130        131
   Federal deposit insurance premiums and assessments                            21          22               42         32
   Data processing                                                               43          40               89         84
   Amortization of premium on deposits assumed                                   15          15               31         31
   Advertising                                                                   40          34               69         71
   Other                                                                        110         106              213        212
---------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                       595         565            1,164      1,124
---------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                              298         297              583        581

Income tax expense                                                              118         117              231        225
---------------------------------------------------------------------------------------------------------------------------

Net earnings                                                           $        180         180              352        356

Net earnings per share - basic and diluted                             $       0.13        0.13             0.25       0.25
---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 1998 and 1997
               (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                                                              1998            1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                                        $            352              356
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                    15               -
        Depreciation                                                                                 58               56
        Amortization of premium on deposits assumed                                                  31               31
        FHLB stock dividends                                                                        (25)             (21)
        Amortization of loan fees                                                                   (29)             (27)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                            (51)               7
        Gain on sales of loans, net                                                                  (9)             (33)
        Gain on sales of mortgage-backed securities available-for-sale                               (3)              -
        Proceeds from sales of loans                                                                560            1,770
        Origination of loans for sale                                                              (552)          (1,862)
        Change in accrued interest receivable, prepaids and other assets                            (10)              (6)
        Change in accrued interes payable and other liabilities                                     762            1,229

-------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                         1,099            1,500
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Increase (decrease) in loans, net                                                              2,558             (136)
   Loans purchased                                                                                 (213)          (1,699)
   Maturities of investment securities held-to-maturity                                           1,800               -
   Paydowns and maturities of mortgage-backed securities available-for-sale                         907              962
   Paydowns and maturities of mortgage-backed securities held-to-maturity                         3,269            1,292
   Purchases of investment securities held-to-maturity                                           (2,296)              -
   Purchases of mortgage-backed securities held-to-maturity                                      (4,723)              -
   Proceeds from sales of mortgage-backed securities available-for-sale                           1,430               -
   Acquisition and development of real estate held for development                                   (1)             (91)
   Additions of premises and equipment, net                                                        (493)             (29)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                              $          2,238              299
-------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued

-------------------------------------------------------------------------------------------------------------------------

                                                                                              1998            1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net decrease in deposits                                                            $         (3,007)            (319)
   Repayment of borrowings from FHLB                                                             (1,900)          (1,600)
   Proceeds from issuance of common stock, net of costs                                          13,748               -
   Net decrease in advances from borrowers for taxes and insurance                                   83               38
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                               8,924           (1,881)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                             12,261              (82)

Cash and cash equivalents at beginning of year                                                    4,600            4,222
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                               $         16,861            4,140
-------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities:
   Conversion of land from Real estate held for development to
     property and equipment                                                            $             -               118
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 1998 and 1997


(1) Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's prospectus.

     The consolidated financial statements include the accounts of First Kansas Financial Corporation (the "Company") and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank"). Intercompany balances and transactions have been eliminated. The December 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

(2)  Initial Public Offering

     On June 25, 1998, the Company completed an initial public offering selling 1,553,938 shares of its common stock at $10.00 per share. Total expenses of the offering approximated $548,000. The Company is considered by the Securities and Exchange Commission as a small business enterprise and, accordingly, files SEC-related items as such. The Company's shares are registered on the Nasdaq National Market under the symbol FKAN.

(3)  Earnings Per Common Share

     Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share for the six months and three months ended June 30, 1998 and 1997 are pro forma as if the conversion and acquisition occurred on January 1, 1997. Common shares issued to the Employee Stock Ownership Plan are not included in this computation until they are committed to be released to plan participants. For the periods ended June 30, 1998 and 1997, there were no dilutive potential common shares outstanding.

(4)  Employee Stock Ownership Plan

     In connection with the offering described in note 2, the Company established an Employee Stock Ownership Plan ("the ESOP"). Through a loan from the Company, the ESOP acquired 124,315 shares of the Company's common stock. In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," the unearned compensation is presented as a reduction of stockholders' equity in the accompanying June 30, 1998 consolidated balance sheet. Contributions made by the Company to the ESOP will be allocated to participants by a formula based on total compensation. Participants become 100 percent vested after five years. Employees age 21 or older who have completed one year of service with the Company or the Bank will be eligible to participate in the ESOP.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 1998 and 1997


(5)  Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                                         For the three months               For the six months ended
                                                            ended June 30,                          June 30,
                                                          1998           1997                 1998          1997
                                                          ----           ----                 ----          ----
        Net income                                     $ 180,000       $ 180,000            $ 352,000     $ 356,000
        Change in unrealized security loss, net           32,000          24,000              203,000        23,000
                                                       ---------       ---------            ---------     ---------

        Comprehensive income                           $ 212,000       $ 204,000            $ 555,000     $ 379,000
                                                       =========       =========            =========     =========



(6)  New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

                FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General. First Kansas Financial Corporation (the "Company") was formed on February 9, 1998, to become the holding company for First Kansas Federal Savings Association (the "Bank") in the conversion of the Bank from a federal mutual savings association to a federal stock savings bank. The conversion to a federal stock savings bank was completed on June 25, 1998, and the Bank now operates as the First Kansas Federal Savings Bank, which accounts for virtually all of the Company's business. It should be noted that the Company had no assets prior to the conversion and subsequent acquisition on June 25, 1998, and all prior financial statements refer to the Bank.

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-bearing assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and other general and administration (G&A) expenses.

Net earnings for the first half of 1998 decreased $4,000, or 1.12%, to $352,000 as compared to the first six months of 1997. Net interest margin was relatively stable for the periods involved. Noninterest income was enhanced by an increase in deposit services fees but was offset by an increase in noninterest expense, most notably compensation.

Interest Income. Interest income decreased $158,000, or 4.57%, to $3.3 million during the first two quarters of 1998. Interest on mortgage-backed securities decreased by $351,000, or 22.83%, to $1.2 million. This reduction was caused primarily by portfolio shrinkage to fund payoffs on Federal Home Loan Bank
(FHLB) advances. Other interest components showed modest increases in the first half of 1998.

Interest Expense. Interest expense decreased by $175,000, or 8.24%, to $1.9 million due to the paydowns on FHLB advances. Interest expense on deposits increased by $80,000, or 4.36%, to $1.9 million as interest rates slightly increased in the corresponding periods.

Provision for Loan Losses. In the preparation for a change in portfolio mix, provision for loss was $15,000 for the six months ended June 30, 1998. No provision was made for the first half of 1997. The loan loss reserve at June 30, 1998 was $190,000, or .43%, of gross loans outstanding which is comparable to the .37% reserve at December 31, 1997.

Noninterest Income. Noninterest income increased by $40,000, or 10.84%, to $409,000 for the first six months of 1998 as compared to the same time period of 1997. Fees earned on checking accounts increased by $53,000, or 18.28% as the Bank's transaction accounts grew from 6,027 in 1997 to 6,381 in 1998. A curtailment in mortgage banking operations resulted in a decrease in gain on sales of loans of $24,000, or 74.72%.

Noninterest Expense. Noninterest expense increased by $40,000, or 3.56%, to $1.2 million for the first half of 1998 compared to 1997. Compensation and benefits increased $27,000 in the first six months of 1998 compared to a like period in 1997 due to normal salary increases.

Income Tax Expense. Income tax expense was relatively stable in 1998 versus 1997 with effective tax rates of 39.62% and 38.73%, respectively.

Asset Quality and Distribution. The Company's assets grew $10.3 million from December 31, 1997 to June 30, 1998 as a direct result of its stock conversion in the second quarter of 1998. The Company's primary ongoing sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company is the origination of mortgage loans and the purchase of investment securities. During the first six months of 1998, loan purchases and originations totaled $3.3 million compared to $4.5 million for the first six months of 1997 as market conditions have reduced the opportunity to purchase quality mortgages. Consumer and commercial originations were $1.1 million in the first half of 1998 compared to $1.0 million in the first half of 1997. The Company anticipates increased originations in its consumer portfolio while maintaining level balances in its commercial loans. Investment purchases for the first six months of 1998 were $7.0 million. There were no purchases in the first half of 1997.

The quality of the asset portfolios remains strong as evidenced by the level of reserved loans as dictated by the Asset Classification Committee. Specific reserves for non-mortgage loans were $11,000, or .43% of the total portfolio as of June 30, 1998 compared to $4,000, or .21% for June 30, 1997. No mortgage loans or investment securities were reserved for at either June 30, 1998 or June 30, 1997. This quality portfolio is the result of high underwriting standards, a standardized objective loan application and approval process, and a highly trained and experienced loan staff.

Liability Distribution. Deposits had a net decrease of $3.0 million from December 31, 1997 with savings and certificates reducing by $2.7 million. Principal paydowns on FHLB stock advances were $1.9 million for the first six months of 1998.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. The Bank's liquidity as of June 30, 1998 was $24.9 million, or 29.39%. This amount was inflated by the proceeds (approximately $15 million) of the recently completed stock sale which had not yet been redeployed in other investment options. Management expects that liquidity will return to pre- conversion levels in the third quarter of 1998 as portfolio decisions are made.

Capital. At June 30, 1998, the Bank continued to maintain a sound Tier I capital ratio of 12.15% and a risk based capital ratio of 34.99%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements:
(dollars in thousands)


                        June 30, 1998                          June 30, 1997
                        -------------                          -------------
                       Amount     Percent         Required    Amount    Percent
                       ------     -------         --------    ------    -------
Tier I Capital         $12,878     12.15%           4.00%     $5,769     5.74%
Risk Based Capital      13,050     34.99%           8.00       5,900     16.73


Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well n excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns.

Year 2000 Compliance. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, heating and cooling systems, telephone systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. Total costs to become compliant are estimated to be less than $100,000. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay; however, the bank has few commercial loan customers and anticipates any resulting impact to be negligible. The Company has initiated a program to communicate with key bank customers to evaluate whether they are properly prepared for the Year 2000 and will continue to review these responses. Our Y2K contingency plan presented to our Board of Directors on March 24, 1998 provided a list of alternative year 2000 compliant data service providers which can be selected for conversion no later than a final decision date assigned to be March 31, 1999. A final decision date of June 30, 1999 was assigned our primary correspondent bank with two local correspondent bank options available in the event of non-compliance.

Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.    Changes in Securities and use of Proceeds
           -----------------------------------------

              (d)       Use of Proceeds

              (4)       (v)    Expenses of the offering which  were  direct
                               or indirect payments to others:

                               Underwriting discounts and commissions - $120,000;
                               Expenses paid to and for underwriters - $45,000;
                               Other Expenses -  $383,000 (Indicate Actual or Estimate);
                               Total Expenses - $548,000 (Indicate Actual or Estimate);

                        (vi)   Net offering proceeds - $13,748,000;

                        (vii)  Direct or indirect payments to affiliates -

                               Loan to ESOP of subsidiary  bank - $1,243,000;
                               Purchase outstanding stock of subsidiary bank - $7,495,000;
                               Short Term investments - Passbook  savings account of subsidiary bank - $6,801,000;

                        (vii)  Not applicable.

Item 3.    Defaults Upon Senior Securities
           --------------------------------

              None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

              None

Item 5.    Other Information
           -----------------

              None

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

          (a)

              (3)(i)          Articles of Incorporation of First Kansas Financial Corporation *
              (3)(ii)         Bylaws of First Kansas Financial Corporation *
              (4)             Specimen Stock Certificate of First Kansas Financial Corporation *
              (10)(i)         Employment Agreement between First Kansas Savings Association and
                              Larry V. Bailey *
              (10)(ii)        Employment Agreement between First Kansas Savings Association and
                              Daniel G. Droste *
              (10)(iii)       Employment Agreement between First Kansas Savings Association and
                              Galen E. Graham *
              (27)            Financial Data Schedule (electronic filing only)

-------------------------
*    Incorporated  by  reference  to the  Registration  Statement  on Form  SB-2
     (333-48093)

           (b)                Reports on Form 8-K

                              None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       First Kansas Financial Corporation



Date:                               By   /s/Larry V. Bailey
                                         ---------------------------------------
                                         Larry V. Bailey, President



Date:                               By   /s/James J. Casaert
                                         ---------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)