Form 10QSB
period 1998-09-30
FIRST KANSAS FINANCIAL CORP
filed 1998-11-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ----------

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact name of Registrant as specified in its Charter)

         Kansas                                           48-1198888
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

600 Main Street, Osawatomie, Kansas                          66064
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
                                                     --------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X  Yes               No
                       ---               ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of November 5, 1998, there were 1,553,938 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional Small Business Disclosure Format (check one):

                           Yes            X  No
                       ---               ---

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of September 30, 1998 (Unaudited)
      and December 31, 1997                                                    2

     Consolidated Statements of Earnings - (Unaudited) for
     The three months and nine months ended September 30, 1998 and 1997        3

     Consolidated Statements of Cash Flows - (Unaudited) for
     The nine months ended September 30, 1998 and 1997                         4

     Notes to (unaudited) Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial                     8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In Thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                      Sepetmber 30,   December 31,
                                                                                          1998            1997
                                      Assets                                           (unaudited)
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $          7,925           4,600
Investment securities held-to-maturity                                                        3,373           3,852
Mortgage-backed securities available-for-sale                                                25,025          16,833
Mortgage-backed securities held-to-maturity                                                  21,769          20,937
Loans receivable, net                                                                        43,680          46,563
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                       698             661
Premises and equipment, net                                                                   1,755             990
Real estate held for development                                                                357             355
Accrued interest receivable, prepaid expenses and other assets                                  914             864

--------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        105,496          95,655
--------------------------------------------------------------------------------------------------------------------

                              Liabilities and Equity
--------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         81,336          85,651
    Advances from borrowers for property taxes and insurance                                    310             128
    Borrowings from FHLB of Topeka                                                              650           2,550
    Accrued interest payable and other liabilities                                            1,997             716
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                            84,293          89,045
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued and outstanding at September 30, 1998                                      155              --
    Additional paid-in capital                                                               14,834              --
    Retained earnings                                                                         7,519           6,935
    Accumulated other comprehensive income                                                      (93)           (325)
    Unearned compensation                                                                    (1,212)             --
--------------------------------------------------------------------------------------------------------------------

Total equity                                                                                 21,203           6,610

Commitments
--------------------------------------------------------------------------------------------------------------------

Total liabilities and equity                                                       $        105,496          95,655
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
                 (Unaudited)
              (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                          For the three months            For the nine months
                                                                           ended September 30,            ended September 30,
                                                                           -------------------            -------------------
                                                                            1998         1997               1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                $       888          921            2,685     2,658
   Investment securities                                                         74           41              196       123
   Mortgage-backed securities                                                   663          698            1,850     2,236
   Interest-bearing deposits                                                    141           55              311       136
   Dividends on FHLB stock                                                       13           12               38        33
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                         1,779        1,727            5,080     5,186

Interest expense:
   Deposits                                                                     917          955            2,832     2,790
   Borrowings                                                                    10          113               43       401
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                          927        1,068            2,875     3,191

Net interest income                                                             852          659            2,205     1,995

Provision for loan losses                                                         8            -               23         -
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             844          659            2,182     1,995
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Deposit account service fees                                                 165          157              508       447
   Gain on sales of loans                                                         -           24                9        57
   Gain on sales of available-for-sale mortgage-backed securities, net            -           26                3        26
   Other                                                                         47           41              101        87
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                        212          248              621       617
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                    328          290              918       853
   Occupancy and equipment                                                       86           65              216       196
   Federal deposit insurance premiums and assessments                            21           21               63        53
   Data processing                                                               49           40              138       124
   Amortization of premium on deposits assumed                                   15           15               46        46
   Advertising                                                                   51           40              120       111
   Other                                                                        124          110              337       322
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                       674          581            1,838     1,705
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                              382          326              965       907

Income tax expense                                                              150          140              381       365
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                            $       232          186              584       542

Net earnings per share - basic and diluted                              $      0.16         0.13             0.41      0.38
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1998 and 1997
               (Unaudited)
             (In Thousands)

-------------------------------------------------------------------------------------------------------------------------

                                                                                              1998            1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                       $            584              542
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                    23                -
        Depreciation                                                                                 97               83
        Amortization of premium on deposits assumed                                                  46               46
        FHLB stock dividends                                                                        (38)             (33)
        Amortization of loan fees                                                                   (40)             (26)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                            (68)             (27)
        Gain on sales of loans, net                                                                  (8)             (83)
        Gain on sales of mortgage-backed securities available-for-sale                               (3)               -
        Proceeds from sales of loans                                                                560            2,924
        Origination of loans for sale                                                              (552)          (3,021)
        Change in accrued interest receivable, prepaids and other assets                            (95)             (89)
        Change in accrued interest payable and other liabilities                                  1,162            1,814
        Gain on sale of real estate held for development                                                              17

-------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                         1,668            2,147
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease (increase) in loans, net                                                             3,113           (1,428)
    Loans purchased                                                                                (213)          (2,312)
    Maturities of investment securities held-to-maturity                                          3,800                -
    Paydowns and maturities of mortgage-backed securities available-for-sale                      1,607            5,734
    Paydowns and maturities of mortgage-backed securities held-to-maturity                        4,679            2,529
    Purchases of mortgage backed securities available-for-sale                                  (10,873)               -
    Purchases of investment securities held-to-maturity                                          (3,259)          (1,000)
    Purchases of mortgage-backed securities held-to-maturity                                     (5,507)               -
    Proceeds from sales of mortgage-backed securities available-for-sale                          1,430                -
    Acquisition and development of real estate held for development                                  (2)               -
    Additions of premises and equipment, net                                                       (862)            (136)
    Proceeds from sale of real estate held for development                                                            74
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                              $         (6,087)           3,461
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued


-------------------------------------------------------------------------------------------------------------------------

                                                                                              1998            1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease in deposits                                                           $         (4,315)             (89)
    Repayment of borrowings from FHLB                                                            (1,900)          (5,200)
    Proceeds from issuance of common stock, net of costs                                         13,777                -
    Net decrease in advances from borrowers for taxes and insurance                                 182              210
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                               7,744           (5,079)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                              3,325              529

Cash and cash equivalents at beginning of year                                                    4,600            4,222
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                               $          7,925            4,751
-------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing and financing activities:
    Conversion of land from Real estate held for development to
      property and equipment                                                           $              -              118
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 1998 and 1997




(1)  Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's prospectus dated May 8, 1998.

     The consolidated financial statements include the accounts of First Kansas Financial Corporation (the "Company") and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank"). Intercompany balances and transactions have been eliminated. The December 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998 or for any other period.

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

(3)  Earnings Per Common Share

     Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Earnings per share for the nine months and three months ended September 30, 1998 and 1997 are pro forma as if the conversion and acquisition occurred on January 1, 1997. Common shares issued to the Employee Stock Ownership Plan are not included in this computation until they are allocated to plan participants. For the periods ended September 30, 1998 and 1997, there were no dilutive potential common shares outstanding.

(4)  Employee Stock Ownership Plan

     In connection with the offering described in note 2, the Company established an Employee Stock Ownership Plan ("the ESOP"). Through a loan from the Company, the ESOP acquired 124,315 shares of the Company's common stock. In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans," the unearned compensation is presented as a reduction of stockholders' equity in the accompanying September 30, 1998 consolidated balance sheet. Contributions made by the Company to the ESOP will be allocated to participants by a formula based on total compensation. Participants become 100 percent vested after five years. Employees age 21 or older who have completed one year of service with the Company or the Bank will be eligible to participate in the ESOP.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 1998 and 1997


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

                                                              For the three months            For the nine months ended
                                                               ended September 30,                  September 30,
                                                                 1998         1997                1998          1997
                                                                 ----         ----                ----          ----
                Net income                                    $ 232,000     $ 186,000           $ 584,000    $ 542,000
                Change in unrealized security loss, net          29,000        22,000             232,000       45,000
                Comprehensive income                          $ 261,000     $ 208,000           $ 816,000    $ 587,000


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

               FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIDARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General. First Kansas Financial Corporation (the "Company") was formed on February 9, 1998, to become the holding company for First Kansas Federal Savings Association (the "Bank") in the conversion of the Bank from a federal mutual savings association to a federal stock savings bank (the "Conversion"). The Conversion to a federal stock savings bank was completed on June 25, 1998, and the Bank now operates as the First Kansas Federal Savings Bank, which accounts for virtually all of the Company's business. It should be noted that the Company had no assets prior to the Conversion on June 25, 1998, and all prior financial statements refer to the Bank.

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-bearing assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration (G&A) expenses.

Net earnings for the nine months of 1998 increased $42,000, or 7.75%, to $584,000 as compared to the first nine months of 1997. Net interest margin increased by $210,000 primarily due to investment of the proceeds of the Conversion. Noninterest income was stable for the two periods involved while noninterest expense increased due to increased compensation expense related to the Company's recently established Employee Stock Ownership Plan (ESOP) and the opening of a new branch office in Paola, Kansas.

Interest Income. Interest income decreased $106,000, or 2.04%, to $5.1 million during the first three quarters of 1998. The decrease is the result of lower yields realized on the Company's mortgage-backed securities portfolio due to significant prepayments offset by additional interest income earned on the investment of the Company's proceeds from the Conversion in mortgage-backed securities.

Interest Expense. Interest expense decreased $316,000, or 9.9%, to $2.9 million during the first nine months of 1998 due primarily to the paydown on Federal Home Loan Bank advances.
Interest expense on deposits was stable for the time periods involved.

Provision for Loan Losses. The provision for loan losses was $23,000 for the nine months ended September 30, 1998. The increase is the result of management's conscious effort to increase reserves for changes in the loan portfolio mix. No provision was made for the first three quarters of 1997. The loan loss reserve at September 30, 1998 was $192,000, or .44% of gross loans outstanding which is comparable to the .37% reserve at December 31, 1997.

Noninterest Income. Noninterest income increased by $4,000, or .65%, to $621,000 for the first nine months of 1998 as compared to the same time period in 1997. Increases in fees earned on transaction accounts were almost entirely offset by a decrease in income earned by the mortgage banking operation.

Noninterest Expense. Noninterest expense increased by $133,000, or 7.80%, to $1.8 million for the first three quarters of 1998 compared to 1997. Compensation increased due to the implementation of the Company's ESOP. Other expenses also increased as a direct result of the new Paola branch building opening.

Income Tax Expense. Income tax expense was relatively stable in 1998 versus 1997 with effective tax rates of 39.48% and 40.24%, respectively.

Asset Quality and Distribution. The Company's assets increased $9.8 million from December 31, 1997 to September 30, 1998 as a direct result of the stock conversion in the second quarter of 1998. The Company's primary ongoing sources of funds are deposits and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of mortgage loans and the purchase of investment securities. During the first nine months of 1998, gross loan purchases and originations totaled $5.0 million compared to $6.5 million for the first nine months of 1997 as market conditions have reduced the opportunity to originate and purchase mortgage loans. Gross consumer and commercial originations were $2.1 million in the first three quarters of 1998 compared to $1.6 million for the same time period of 1997. In the third quarter of 1998, the Company purchased approximately $11.5 million of mortgage backed securities as it redeployed proceeds of the Conversion.

Liability Distribution. Deposits decreased $4.3 million at September 30, 1998 as compared to December 31, 1997. The decrease is a result of the withdrawal of deposits from the Bank to purchase stock in the Conversion and the Bank's decreased demand for funding resulting from the capital infusion from the Conversion, which has effected deposit pricing. Additionally, a portion of the proceeds were used to pay down Federal Home Loan Bank advances.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity-qualifying mortgage backed securities. The Bank's liquidity as of September 30, 1998 was $24.1 million or 29.54%.

Capital. At September 30, 1998, the Bank had a Tier 1 capital ratio of 12.50% and a risk based capital ratio of 36.75%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (dollars in thousands)

                             September 30, 1998             September 30, 1997
                             ------------------             ------------------

                             Amount   Percent   Required     Amount   Percent
                             ------   -------   --------     ------   -------

Tier I Capital              $13,119    12.50%     4.00%     $6,034      6.14%
Risk Based Capital           13,310    36.75%     8.00%      6,165     17.27%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Year 2000 Compliance. In 1997, the Company initiated a review and assessment of all hardware and software to determine its Year 2000 readiness. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and other commercial software. The Company's data processing provider and other "mission critical" vendors have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. The Company's state of readiness: The Company has now completed the installation of its renovated hardware and software applications and is in the early stages of testing. Two significant tests are planned with the Company's data processing provider, one in the fourth quarter of 1998 and the other in the first quarter of 1999. The costs to address the Company's Year 2000 issues: While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. Total costs to become Year 2000 compliant are estimated to be less than $100,000. The risks of the Company's Year 2000 issues: A "worst case" Year 2000 scenario for the Company would be the absence of electrical power and/or communications to the data processing center which supports the majority of the "mission critical" systems to the Company . The Company has considered this and other scenarios in plans for Year 2000 readiness. The Company's Contingency Plans: The Company has developed a Contingency Plan to address "mission critical" systems failures caused by the Year 2000. The plan provides for procedures and resources necessary for the Company to provide continued services to its customers for a period of time under a "worst case" scenario.

Cautionary Statement. This Quarterly Report on Form 10-QSB contains or may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, including statements preceded by, followed by or that include the words, "believes", "expects", "anticipates" or similar expressions. These forward-looking statements involve certain risks and uncertainties and may relate to future operating results of the company. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) a significant increase in competitive pressures among depository and other financial institutions; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic or business conditions, either nationally or in the states in which the Company will be doing business, being less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; (4) legislative or regulatory changes adversely affecting the businesses in which the Company will be engaged; (5) changes in the securities markets; and (6) changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions.

Part II.  OTHER  INFORMATION

Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1998, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (27)      Financial Data Schedule (electronic filing only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FIRST KANSAS FINANCIAL CORPORATION


Date:         11/12/98                  By:  /s/Larry V. Bailey
         ---------------------               -----------------------------------
                                             Larry V. Bailey, President


Date:         11/12/98                  By:  /s/James J. Casaert
         ---------------------               -----------------------------------
                                             James J. Casaert
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)