Form 10KSB
period 1998-12-31
FIRST KANSAS FINANCIAL CORP
filed 1999-03-26
CIK 1056811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 1998
                                 -------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ___________ to _____________.

Commission File No. 0-24037

                       First Kansas Financial Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Kansas                                               48-1198888
----------------------------------------                    --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

600 Main Street, Osawatomie, Kansas                                66064
----------------------------------------                    --------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:   (913) 755-3033
                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                                 ----
Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                       -   -

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $7.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 8, 1999, was $13.6 million.

         As of March 8, 1999, there were issued and outstanding $1,553,938 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):  YES   NO X
                                                                        --   --

                                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

                                     PART I

Forward-Looking Statements

         First Kansas Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business
--------------------------------

General

         The Company is a Kansas corporation organized in February of 1998 at the direction of First Kansas Federal Savings Association (the "Association") to acquire all of the capital stock that the Association issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On June 25, 1998, the Association completed the Conversion and became a wholly owned subsidiary of the Company. Pursuant to the Conversion, First Kansas Federal Savings Association changed its name to First Kansas Federal Savings Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage, provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

         The Bank was originally chartered in 1899 as "The Consolidated Building and Loan Association" and commenced operations that same year. In 1938, the Bank became a member of the Federal Home Loan Bank System, obtained a federal charter and changed its name to "First Federal Savings and Loan Association of Osawatomie." In 1983, the Bank changed its name to "First Kansas Federal Savings Association."

         The Bank is a federally chartered stock savings bank headquartered in Osawatomie, Kansas, with six branch offices located in the Kansas counties of Miami, Bourbon, Mitchell and Phillips. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the FHLB of Topeka, which is one of the 12 regional banks in the FHLB System.

         The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

         The following table sets forth information concerning the types of loans held by the Bank.

                                                              At December 31,
                                                              ---------------
                                                      1998                       1997
                                                      ----                       ----
                                             Amount        Percent      Amount         Percent
                                             ------        -------      ------         -------
                                                          (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family..................        37,884       91.47%     $42,853          91.29%
  Multi-family.........................             0        0.00        1,045           2.23
  Commercial...........................           471        1.13          535           1.14
  Land.................................           264         .64          141           0.30
  Construction.........................           151         .36          126           0.27
                                               ------       -----       ------         ------
    Total mortgage loans...............        38,770       93.60       44,700          95.23
                                               ------       -----       ------         ------
Consumer loans.........................         2,115        5.10        1,728           3.68
Commercial loans.......................           537        1.30          513           1.09
                                               ------       -----       ------         ------
    Total loan portfolio...............        41,422      100.00%      46,941         100.00%
                                               ------      ======       ------         ======
Less:
  Loans in process.....................            31                       81
  Deferred fees and discounts..........           116                      118
  Allowance for loan losses............           206                      179
                                               ------                   ------
    Total loans receivable, net........        41,069                  $46,563
                                               ======                   ======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 1998. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement. All commercial and consumer loans shown in the table below have fixed interest rates. The mortgage portfolio is comprised of $13,695,000 in fixed rate loans and $25,075,000 in variable rate loans.


                                              Mortgage    Commercial    Consumer       Total
                                              Loans(1)       Loans       Loans         Loans
                                              --------    ----------    --------       -----
                                                                (In thousands)
Amounts due:
Within 1 year...................              $   220       $   79       $  471      $   770
Over 1 to 5 years...............                1,249          401        1,555        3,205
Over 5 years....................               37,301           57           89       37,447
                                               ------        -----        -----       ------
  Total amount due..............              $38,770       $  537       $2,115      $41,442
                                               ======        =====        =====       ======

------------------------
(1)      Includes construction loans.

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating and purchasing one- to four-family residential mortgage loans secured by property located in the Bank's market areas. About two-thirds of the Bank's loan portfolio is comprised of adjustable-rate mortgage ("ARM") loans which the Bank retains for its portfolio. The remainder consists of fixed-rate loans which the Bank originates either to resell in the secondary market or to retain in its portfolio, depending on the yield on the loan and on its asset/liability management objectives. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or repay loans at their option.

         The interest rate on the Bank's ARM loans is based on an index plus a stated margin. The Bank usually offers discounted initial interest rates on ARM loans. Borrowers qualify for the ARM loan at the initial interest rate. However, ARM loan borrowers are, for loan approval, required to meet lower income-to-debt ratios than those required for fixed-rate loans. ARM loans provide for periodic interest rate adjustments upward or downward of up to 1% per adjustment. The interest rate may not increase more than 5% over the life of the loan. The Bank's ARM loans typically reprice annually, after the initial adjustment period of one year, three years or five years, with most loans having terms to maturity of 30 years. ARM loans are offered to all applicants; however, in a relatively low interest rate environment, borrowers may prefer a fixed-rate to ARM loans. Consumer preference in the Bank's market area for ARM loans has recently been weak.

         The Bank's fixed-rate loans generally have terms of 15 or 30 years with principal and interest payments calculated using up to a 30-year amortization period. Loans originated with a loan-to-value ratio in excess of 80% require private mortgage insurance. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 80%. The Bank conforms its loans to the standards that are used in the mortgage industry allowing its loans to be readily sold in the secondary market. The Bank does not currently retain servicing rights to those loans sold in the secondary market.

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates.

         Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

         Multi-Family and Commercial Loans. Multi-family and commercial loans generally have a loan-to-value ratio of 80% or less. These loans do not have terms greater than 30 years. The Bank's multi-family loans are secured by multiple six-plex and four-plex units. Commercial real estate loans are secured by office buildings, churches and other commercial properties.

         Multi-family and commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers who are otherwise well known to the Bank. Most construction loans convert to permanent loans with the Bank after 6 months.

         Residential Construction Loans. The Bank makes residential construction loans/permanent loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. Only interest payments are required during construction and these are to be paid from the borrower's own funds. These loans are underwritten using the same criteria as applied in the underwriting of one- to four-family mortgage loans. The maximum loan-to-value ratio is 80%. Upon completion of construction, regular principal and interest payments commence.

         Land Loans. The Bank also makes land loans which are secured by raw land in its market area, to be used for agriculture or residential construction. At December 31, 1998, land loans totalled $264,000 or .64% of the Bank's total loan portfolio.

Consumer Loans:

         The Bank offers consumer loans in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms than many of the Bank's other loans. Consumer loans totalled $2.1 million or 5.10% of the Bank's total loans at December 31, 1998. The Bank's consumer loans consist primarily of direct automobile loans.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Commercial Loans:

         The Bank's commercial loan portfolio is comprised of loans to several local businesses, and at December 31, 1998 represented $537,000, or 1.30% of the Bank's total loan portfolio.

         Loan Approval Authority and Underwriting. The Bank's loan committee, which is comprised of Larry V. Bailey, Daniel G. Droste and Galen E. Graham, approves all loans. The loan committee has authority to approve loans in any category up to $400,000. Loan requests above this amount must be approved by the Board of Directors.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by independent fee appraisers. Private mortgage insurance will also be required in certain instances.

         Construction/permanent loans are made on individual properties. Funds advanced during the construction phase are held in a loans-in-process account and disbursed at various stages of completion, following physical inspection of the construction by a loan officer or appraiser.

         Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the loan application. Loan commitments in excess of this period may be issued upon payment of a non-refundable fee or upon agreement on an interest rate float, allowing the Bank to adjust the interest rate on the loan. As of December 31, 1998, there were no outstanding mortgage commitments.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was $3.2 million at December 31, 1998. At December 31, 1998, the aggregate loans of the Bank's five largest borrowers have outstanding balances of between $266,000 and $414,000. All of these loans were performing in accordance with their terms.

Non-performing and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 16 days past due, a notice of nonpayment is sent to the borrower. After the loan becomes 22 days past due, another notice of nonpayment, accompanied by a personal letter, is sent to the borrower. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated. The borrower will be notified when foreclosure is commenced.

         Loans are reviewed on a monthly basis and are placed on a non-accrual status when, in management's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended December 31, 1998, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.
                                                          At December 31,
                                                          ---------------
                                                        1998           1997
                                                        ----           ----
                                                           (In thousands)
Loans accounted for on a non-accrual basis:
  One- to four-family..............................    $   --        $   75
  Consumer.........................................         5             4
                                                        -----         -----
    Total .........................................         5            79
                                                        -----         -----

Accruing loans delinquent 90 days or more:
  One- to four-family..............................                      --
  Consumer.........................................        --            --
                                                        -----         -----
    Total..........................................        --            --
                                                        -----         -----
      Total non-performing loans...................         5            79
                                                        -----         -----

Foreclosed assets:
  One- to four-family..............................                      --
  Consumer.........................................        --            --
                                                        -----         -----
    Total..........................................        --            --
                                                        -----         -----

Total non-performing assets........................    $    5        $   79
                                                        =====         =====
Total non-performing loans as a
  percentage of net loans..........................      0.01%         0.17%
                                                         ====          ====
Total non-performing assets as a
  percentage of total assets.......................      0.01%         0.08%
                                                         ====          ====


         Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 1998, the Bank had loans classified as special mention, substandard, doubtful and loss as follows:
                                                       At
                                                  December 31,
                                                      1998
                                                      ----
                                                 (In thousands)

Special mention.............................        $    0
Substandard.................................            19
Doubtful assets.............................             4
Loss assets.................................             0
                                                     -----
     Total..................................        $   23
                                                     =====



         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

         The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that management considers adequate for the inherent risk of loss in the Bank's loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, management's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

         The following table illustrates the allocation of the allowance for loan losses for each category of loans. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                                 At December 31,
                                                                 -------------
                                                         1998                      1997
                                                         ----                      ----
                                                             Percent of                 Percent of
                                                             Loans in                    Loans in
                                                               Each                        Each
                                                             Category                    Category
                                                             to Total                    to Total
                                                  Amount       Loans        Amount        Loans
                                                  ------       -----        ------        -----
                                                              (Dollars in thousands)
Mortgage loans
  One- to four-family......................       $  155         91.47%      $137         91.29%
  Multi-family.............................           --            --         --          2.23
  Commercial...............................           --          1.13         --          1.14
  Land.....................................           --           .64         --          0.30
  Construction.............................           --           .36         --          0.27

Consumer loans.............................           51          5.10         42          3.68
Commercial loans...........................           --          1.30         --          1.09
                                                   -----        ------        ---        ------
     Total allowance.......................       $  206        100.00%      $179        100.00%
                                                   =====        ======        ===        ======


         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                        At December 31,
                                                        ---------------
                                                    1998               1997
                                                    ----               ----
                                                     (Dollars in thousands)

Balance at beginning of period...............    $    179            $    146
                                                  -------             -------
Charge-offs:
  One- to four-family........................          --
  Consumer...................................          (5)                 (5)
                                                  -------             -------
                                                       (5)                 (5)
                                                  -------             -------
Recoveries:
  One- to four-family........................          --
  Consumer ..................................           2                   3
                                                  -------             -------
                                                        2                   3
                                                  -------             -------
Net charge-offs..............................         (3)                 (2)
Provision for loan losses....................          30                  35
                                                  -------             -------
Balance at end of period.....................    $    206            $    179
                                                  =======             =======

Allowance for loan losses to total non-
  performing loans at end of period..........     4,120.0%             226.58%
                                                  =======             =======

Allowance for loan losses to net
  loans at end of period.....................         .50%               0.38%
                                                  =======             =======

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Savings Institution Regulation -- Federal Home Loan Bank System" and "Management's Discussion and Analysis -- Liquidity and Capital Resources." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, (iv) asset/liability management, and (v) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy permitted investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations,
(iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), (viii) collateralized automobile receivables, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. See "-- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 1998, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities and collateralized mortgage obligations ("CMOs"). Mortgage-backed securities can serve as collateral for borrowings and, through sale, maturity or repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and the Federal National Mortgage Association ("FNMA").

         At December 31, 1998, the Bank's mortgage-backed securities portfolio classified as "available- for-sale" totalled $10.6 million, and the Bank's mortgage-backed securities portfolio classified as "held-to- maturity" totalled $3.5 million. Each security was issued by GNMA, FHLMC or FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

         CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor. A CMO can be collateralized directly by mortgages, but more often is collateralized by mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC and held in trust for CMO investors. In contrast to mortgage-backed securities in which the cash flow is received pro rata by all security holders, the cash flow from the mortgage loans underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO tranches. Different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate, and prepayment characteristics. Notwithstanding the importance of the CMO structure to an evaluation of timing and amount of cash flow, it is essential to understand the coupon rates on the mortgages underlying the CMO to assess the prepayment sensitivity of the CMO tranches. Most of the CMOs owned by the Bank are government agency guaranteed. A few of the CMOs consist of small private issues collateralized by mortgage loans and include extra credit enhancements sufficient to earn the highest credit ratings from independent rating agencies. At December 31, 1998, the Bank's CMO portfolio classified as "available-for-sale" had a carrying value of $16.7 million, and the Bank's CMO portfolio classified as "held-to-maturity" had a carrying value of $19.0 million.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3, 4 and 5 to the Bank's Financial Statements.

                                                            At December 31,
                                                            ---------------
                                                          1998          1997
                                                          ----          ----
                                                            (In thousands)

Investments:
U.S. agency securities...............................    $ 3,139       $ 3,852
Mortgage-backed securities held-to-maturity..........     22,521        20,937
Mortgage-backed securities available-for-sale........     27,282        16,833
State and municipal obligations held-to-maturity.....        624             -
Other - held-to-maturity.............................        949             -
Interest-bearing deposits............................      7,000         3,400
FHLB stock...........................................        509           661
                                                          ------       -------
   Total investments ................................    $62,024       $45,683
                                                          ======        ======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at December 31, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                      One Year           One to          Five to            More than             Total
                                       or Less         Five Years       Ten Years           Ten Years      Investment Securities
                                  ----------------  ---------------- -----------------  ----------------  -------------------------
                                  Carry-  Weighted  Carry-  Weighted  Carry-  Weighted  Carry-  Weighted  Carry-  Weighted
                                  ing      Average   ing    Average    ing    Average    ing    Average    ing    Average   Market
                                  Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value    Yield     Value
                                  ------  -------   ------  --------  ------  --------  ------  --------  ------  --------  -------
                                                                     (Dollars in thousands)
Investments:
  U.S. agency securities.......  $   --      --%   $1,000    6.34%   $1,000    6.30%  $ 1,139   8.05%   $ 3,139     6.95%   $ 3,148
  Mortgage-backed securities...      --      --        --      --     6,021    6.45    43,781   5.71     49,802     5.80     49,926
  Interest-bearing deposits....   7,000    4.75        --      --        --      --        --     --      7,000     4.75      7,000
  FHLB stock...................      --      --        --      --        --      --       509   6.75        509     6.75        509
  State municipal obligations..      --      --        --      --        --      --       624   4.59        624     4.59        632
  Other debt securities........      --      --        --      --        --      --       949   6.60        949     6.60        949
                                  -----    ----     -----   -----     -----    ----    ------   ----     ------     ----     ------
     Total investments.........  $7,000    4.75%   $1,000    6.34%   $7,021    6.43%  $47,002   5.78%   $62,023     5.75%   $62,164
                                  =====    ====     =====    ====     =====    ====    ======   ====     ======     ====     ======

Sources of Funds

         Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking accounts, regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by the Bank on deposits are set weekly at the direction of the Bank's senior management. Interest rates are determined based on the Bank's liquidity requirements, interest rates paid by the Bank's competitors, and the Bank's growth goals and applicable regulatory restrictions and requirements.

         Non-interest bearing demand, regular savings, money market demand and NOW accounts constituted $30.8 million, or 36.5%, of the Bank's deposit portfolio at December 31, 1998 and the average interest rate paid on such interest-bearing accounts at that date was 2.50%. Certificates of deposit constituted $53.6 million, or 63.5%, of the deposit portfolio, of which $3.3 million, or 3.9%, of the deposit portfolio were certificates of deposit with balances of $100,000 or more. Such deposits are offered at negotiated rates. The average interest rates paid on certificates of deposits with deposit balances under $100,000 and over $100,000 were 5.47% and 5.48%, respectively, at December 31, 1998. As of December 31, 1998, the Bank had no brokered deposits.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                           Certificates
          Maturity Period                  of Deposits
          ---------------                  ------------
                                          (In thousands)

          Within three months                 $   300
          Three through six months                600
          Six through twelve months             1,400
          Over twelve months                    1,000
                                                -----
                                               $3,300
                                                =====

         Borrowings. Advances (borrowings) may be obtained from the FHLB of Topeka to supplement the Bank's supply of lendable funds. Advances from the FHLB of Topeka are typically secured by a pledge of the Bank's stock in the FHLB of Topeka, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate (which may be fixed or adjustable) and range of maturities. The Bank may borrow up to $69.6 million from the FHLB of Topeka. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, borrowings from the FHLB of Topeka totalled $0.7 million. The Bank had no other borrowings outstanding.

         The following table sets forth the terms of the Bank's short-term FHLB advances.

                                           At or for the period ended
                                           --------------------------
                                     December 31, 1998   December 31, 1997
                                     -----------------   -----------------
                                            (Dollars in thousands)

Balance at year end.................      $  650            $  2,550
Average balance outstanding
  during the period.................         808               7,748
Maximum amount outstanding
  at any month-end during
  the period........................       2,550              10,350
Weighted average interest rate
  during the period.................        5.73%               6.71%


Personnel

         At December 31, 1998, the Bank had 29 full-time employees and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group. Management believes that its relationship with the employees is good.

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or loans to, subsidiary corporations. An additional investment of 1% of assets is permitted when the additional investment is utilized primarily for community development purposes. Pursuant to these limitations, as of December 31, 1998, the Bank was authorized to invest up to approximately $2.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). The Bank has one wholly-owned service corporation, First Enterprises, Inc. ("FEI"). In recent years, FEI has been primarily utilized as an agency for the sale of credit life insurance, mortgage life insurance and certain fixed- and variable-rate annuities. However, in August 1995, the Bank purchased for development through FEI an 8.3 acre tract of land in Paola, known as Baptiste Commons, as seven commercial sites, one of which is the site of our new office building. The Bank's investment in this real estate development project will continue to decline as the remaining lots are sold. At December 31, 1998, the total investment in this real estate was $361,000.

Legal Proceedings

         The Bank is, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce its rights against borrowers. The Bank is not a party to any legal proceedings which are expected to have a material adverse effect on its financial statements.

Regulation

         Set forth below is a brief description of certain laws which are related to the regulation of the Company and the Bank. The following description does not purport to be complete and is qualified in its entirety by reference to all applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. The Company files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non- savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other savings association insured by the Savings Association Insurance Fund (SAIF")) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

Bank Regulation

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the U.S. Congress could have a material adverse impact on the Company, the Bank, and their operations.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of .061% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Effective September 30, 1995, the FDIC lowered the insurance premium of BIF insured deposits to a range of between 0.04% and 0.31% of deposits with the result that most commercial banks would pay the lowest rate of 0.04%. Effective January 1, 1996, the annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Savings Bank recorded a $355,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to approximately .065% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet two capital standards: (1) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (2) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect of the dividend would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Additionally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet either of its minimum regulatory capital requirements).

         In January 1999, the OTS issued an amendment to its current regulations with respect to capital distributions by savings associations. The amended regulations will be effective April 1, 1999. Under the new regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the new regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if
(i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the new regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is a subsidiary of a savings and loan holding company, and under certain other circumstances, will be required to file a notice with OTS prior to making the capital distribution. The new OTS limitations on capital distributions are similar to the limitations imposed upon national banks.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test or the definition of a domestic building and loan association under Section 7701 of the Internal Revenue Code (the "Code"). If the Bank maintains an appropriate level of qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of qualified thrift investments is 65% of assets while the Code requires investments of 60% of assets.

         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.

         Year 2000 Readiness. The approaching millennium is causing organizations of all types to review their computer systems for the ability to properly accommodate the year 2000. When computer systems were first developed, two digits were used to designate the year in date calculations and "19" was assumed for the century. As a result, there is significant concern about the integrity of date sensitive calculations when the calendar rolls over to January 1, 2000. An older system could interpret 01/01/00 as January 1, 1900 potentially causing major problems calculating interest, payment, delinquency or maturity dates.

         In 1997, the Company initiated a review and assessment of all hardware and software to determine its Year 2000 readiness. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and other commercial software. The Company's data processing provider and many other mission critical vendors have indicated their hardware and/or software is now Year 2000 compliant. The Company has now completed the installation of its renovated hardware and software applications and has completed the first stage of testing. A second test is planned early in the second quarter of 1999. While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. Total costs to become Year 2000 compliant are estimated to be less than $100,000. Year 2000 expenditures through December 31, 1998 aggregated approximately $12,000. A worst case Year 2000 scenario for the Company would be the absence of electrical power and/or communications to the data processing center which supports the majority of the mission critical systems to the Company . The Company has considered this and other scenarios in plans for Year 2000 readiness. The Company has developed a Contingency Plan to address mission critical systems failures caused by the Year 2000. The plan provides for procedures and resources necessary for the Company to provide continued services to its customers for a period of time under a worst case scenario.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         The Bank owns 4 of its 6 offices and leases 2 of them. The net book value of this real property at December 31, 1998, was $1,331,000. The Bank's total investment in office equipment had a net book value of $467,000 at December 31, 1998.

                                Leased     Year       Year   Net Book Value Of
                                  or     Leased or   Lease   Real Property at
     Location                   Owned    Acquired   Expires  December 31, 1998
  ---------------               ------   ---------  -------  -----------------

MAIN OFFICE:
600 Main Street                  Owned       1974      N/A        $ 210,000
Osawatomie, Kansas 66064

2205 South Main                  Owned       1981      N/A        $ 152,000
Fort Scott, Kansas  66701

100 West Amity                   Owned       1974      N/A        $  52,000
Louisburg, Kansas  66053

125 North Mill                  Leased       1984      2002       $   2,000
Beloit, Kansas  67420

762 4th Street                  Leased       1984      2004       $      --
Phillipsburg, Kansas  67661

1310 Baptiste Drive              Owned       1998      N/A        $ 915,000
Paola, Kansas  66071

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item
2.  Description of Property."

         (2)      Investments in Real Estate Mortgages.  See "Item 1.  Business
- Lending Activities and - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Market Price of the Common Stock" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated balance sheets of First Kansas Financial Corporation as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1998, together with the related notes and the independent auditors' report of KPMG LLP independent certified public accountants.

                  2.    Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                        (a)     List of Exhibits:

                         3(i)   Articles   of  Incorporation  of  First  Kansas
                                Financial Corporation *
                         3(ii)  Bylaws of First Kansas Financial Corporation *
                        10      Employment Agreement with Larry V. Bailey
                        13      Annual Report to Stockholders for the fiscal
                                year ended December 31, 1998
                        21      Subsidiaries of the Registrant
                        27      Financial Data Schedule (electronic filing only)

---------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 48093) declared effective by the SEC on May 8, 1998.



         (b)      Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 1999.

                                       FIRST KANSAS FINANCIAL CORPORATION


                                       By: /s/Larry V. Bailey
                                           -------------------------------------
                                           Larry V. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1999.



/s/J. Darcy Domoney                          /s/James E. Breckenridge
----------------------------------           -----------------------------------
J. Darcy Domoney                             James E. Breckenridge
Chairman                                     Director


/s/William R. Butler, Jr.                    /s/Roger L. Coltrin
----------------------------------           -----------------------------------
William R. Butler, Jr                        Roger L. Coltrin
Director                                     Director


/s/Donald V. Meyer                           /s/Larry V. Bailey
----------------------------------           -----------------------------------
Donald V. Meyer                              Larry V. Bailey
Director                                     Director, President, CEO and CFO