Form 10QSB
period 1999-03-31
FIRST KANSAS FINANCIAL CORP
filed 1999-05-17
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Kansas                                         48-1198888
-------------------------------            -------------------------------------
(State or other jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

600 Main Street, Osawatomie, Kansas                      66064
-----------------------------------               ------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
                                                      -------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           X  Yes      No
                                          ---      ---
     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of May 13, 1999, there were 1,553,938 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

Transitional Small Business Disclosure Format (check one):      Yes  X  No
                                                                    ---    ---

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of March 31, 1999 (Unaudited)
     and December 31, 1998                                                   1

     Consolidated Statements of Earnings - (Unaudited) for
     The three months months ended March 31, 1999 and 1998                   2

     Consolidated Statements of Cash Flows - (Unaudited) for
     The three months ended March 31, 1999 and 1998                          3

     Notes to (unaudited) Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial                   7
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Changes in Securities and Use of Proceeds                           9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------
                                                                                        March 31        December 31,
                                                                                          1999              1998
                                     Assets                                            (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $          6,716           8,143
Investment securities held-to-maturity                                                        6,215           4,712
Mortgage-backed securities available-for-sale                                                25,333          27,282
Mortgage-backed securities held-to-maturity                                                  43,784          22,521
Loans receivable, net                                                                        40,997          41,069
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     1,048             509
Premises and equipment, net                                                                   1,901           1,775
Real estate held for development                                                                357             361
Accrued interest receivable, prepaid expenses and other assets                                1,005             844

--------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        127,356         107,216
--------------------------------------------------------------------------------------------------------------------

                             Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         84,838          84,436
    Advances from borrowers for property taxes and insurance                                    285             134
    Borrowings from FHLB of Topeka                                                           20,000             650
    Accrued interest payable and other liabilities                                            1,305             556
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           106,428          85,776
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued and outstanding at March 31, 1999                                          155             155
    Additional paid-in capital                                                               14,834          14,834
    Retained earnings                                                                         7,849           7,655
    Unrealized loss on available-for-sale securities, net of tax                               (110)            (23)
    Unearned compensation                                                                    (1,800)         (1,181)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' equity                                                                   20,928          21,440

Commitments
--------------------------------------------------------------------------------------------------------------------

Total liabilities and Stockholders' equity                                         $        127,356         107,216
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                             For the three months
                                                                               ended March 31,
                                                                              ------------------
                                                                              1999         1998
--------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                    $   801          933
   Investment securities                                                         92           58
   Mortgage-backed securities                                                   984          598
   Interest-bearing deposits                                                     60           60
   Dividends on FHLB stock                                                       15           12
--------------------------------------------------------------------------------------------------

Total interest income                                                         1,952        1,661

Interest expense:
   Deposits                                                                     904          965
   Borrowings                                                                   189           24
--------------------------------------------------------------------------------------------------

Total interest expense                                                        1,093          989

Net interest income                                                             859          672

Provision for loan losses                                                         9            7
--------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             850          665
--------------------------------------------------------------------------------------------------

Noninterest income:
   Deposit account service fees                                                 173          165
   Gain on sales of loans                                                         2            3
   Gain on sales of available-for-sale mortgage-backed securities                 -            3
   Other                                                                         21           18
--------------------------------------------------------------------------------------------------

Total noninterest income                                                        196          189
--------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                    348          290
   Occupancy and equipment                                                       84           66
   Federal deposit insurance premiums and assessments                            20           21
   Data processing                                                               63           45
   Amortization of premium on deposits assumed                                   15           15
   Advertising                                                                   41           29
   Other                                                                        152          103
--------------------------------------------------------------------------------------------------

Total noninterest expense                                                       723          569
--------------------------------------------------------------------------------------------------

Earnings before income tax expense                                              323          285

Income tax expense                                                              129          113
--------------------------------------------------------------------------------------------------

Net earnings                                                                $   194          172

Net earnings per share - basic and diluted                                  $  0.14         0.12
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows For the three months ended March 31, 1999 and 1998
               (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $     194              172
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                          9                7
        Depreciation                                                                      37               29
        Amortization of premium on deposits assumed                                       15               15
        FHLB stock dividends                                                             (15)             (12)
        Amortization of loan fees                                                         (9)             (19)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                  (4)             (25)
        Gain on sales of loans, net                                                        2                3
        Gain on sales of mortgage-backed securities available-for-sale                     -                3
        Proceeds from sales of loans                                                      92              133
        Origination of loans for sale                                                    (94)            (136)
        Change in accrued interest receivable, prepaids and other assets                (176)             (52)
        Change in accrued interes payable and other liabilities                          835              389
        Earnest deposit forfeiture on Baptiste Commons                                     4                -

--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                890              507
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                               635            1,972
    Loans purchased                                                                     (563)             (89)
    Maturities of investment securities held-to-maturity                                  10            1,000
    Paydowns and maturities of mortgage-backed securities available-for-sale           3,308              460
    Paydowns and maturities of mortgage-backed securities held-to-maturity             2,915            1,152
    Purchases of investment securities held-to-maturity                               (1,490)          (1,000)
    Purchases of mortgage-backed securities available-for-sale                        (1,496)          (1,640)
    Purchases of mortgage-backed securities held-to-maturity                         (24,192)            (748)
    Proceeds from sales of mortgage-backed securities available-for-sale                   -            1,422
    Acquisition and development of real estate held for development                        -               (7)
    Additions of premises and equipment, net                                            (163)            (182)
    FHLB stock acquisition                                                              (524)               -
    RSP stock option purchased                                                          (660)               -
--------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                          $ (22,220)           2,340
--------------------------------------------------------------------------------------------------------------


                                                                  (Continued)


FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued

----------------------------------------------------------------------------------------------------------------
                                                                                     1999            1998
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease (increase) in deposits                                          $     402             (262)
    Repayment of borrowings from FHLB                                                 (650)          (1,900)
    Increase in borrowings from FHLB                                                20,000                -
    Net decrease in advances from borrowers for taxes and insurance                    151              179
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 19,903           (1,983)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                (1,427)             864

Cash and cash equivalents at beginning of year                                       8,143            4,600
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $   6,716            5,464
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS


Notes to Unaudited Consolidated Financial Statements
March 31, 1999 and 1998


1.       Basis of Presentation.

         The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for the Fiscal Year Ended December 31, 1998.

         The consolidated financial statements include the accounts of First Kansas Financial Corporation (the "Company") and its wholly owned subsidiary, First Kansas Federal Savings Bank (the "Bank"). Intercompany balances and transactions have been eliminated. The December 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999 or for any other period.

2.       Earnings for Common Share

         Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Common shares issued to the Employee Stock Ownership Plan are not included in this computation until they are allocated to plan participants. For the periods ended March 31, 1999 and 1998, there were no dilutive potential common shares outstanding.

3.       Comprehensive Income

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 19998. SFAS No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                          For the three months ended March 31,
                                              1999                    1998
                                              ----                    ----
Net Income                                 $ 194,000               $ 172,000
Change in unrealized security loss, net      (87,000)                171,000
Comprehensive Income                       $ 107,000               $ 343,000


4.       Restricted Stock Plan

         The Company purchased 62,158 shares of common stock during March 1999 for the restricted stock plan. The cost of such shares, aggregating $660,429, has been recorded as unearned compensation in the accompanying consolidated balance sheet at March 31, 1999. 52,826 of such shares were awarded to key officers and directors in March 1999 and will be amortized to expense over their five year vesting period. The Company recognized approximately $10,000 of additional compensation expense related to the shares awarded in the three months ended March 31, 1999.

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

Net earnings for the first three months of 1999 increased $22,000, or 12.79%, as compared to the same period in 1998. Net interest margin increased by $187,000 primarily due to the investment of the proceeds of the Conversion. Noninterest income was constant for the two periods involved while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $291,000, or 17.52%, to $1.95 million during the first quarter of 1999. This increase resulted from the investment of the stock proceeds from the Conversion and a $20 million arbitrage executed in January 1999. A continued, gradual decrease in the rates earned on mortgages and mortgage-backed securities partially offset the increase in income.

Interest Expense. Interest expense increased $104,000, or 10.52% to $1.1 million during the first three months of 1999. An increase in the FHLB advances needed to implement the $20 million arbitrage in January 1999 more than offset a downward rate trend in the deposit portfolio.

Provision for Loan Losses. The provision for loan losses was $9,000 for the first quarter of 1999. The loan loss reserve at March 31, 1999 was $209,000, or
 .51% of total loans receivable as compared to a reserve of .50% of total loans receivable at December 31, 1998.

Noninterest income. Noninterest income increased $7,000, or 3.70% to $196,000 for the first three months of 1999. This increase was entirely attributable to the increase in deposit account service fees for the quarter ended.

Noninterest expense. Noninterest expense increased by $154,000, or 27.07% to $723,000 for the first quarter in 1999. Primary factors for the increase include compensation expense, Year 2000 compliance expenses and audit and legal expenses associated with being a public company.

Income Tax Expense. Income tax expense was relatively stable in 1999 versus 1998 with effective tax rates or 39.94% and 39.65% respectively.

Asset Quality & Distribution. The Company's assets grew $20.8 million from December 31, 1998 to March 31, 1999 as a direct result of the $20 million arbitrage. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of mortgage loans and the purchase of investment securities. During the first three months of 1999, gross loan purchases and mortgage originations totaled $2.3 million compared to $1.1 million for the first three months of 1998, as the Bank was able to purchase several loans in the first quarter. Gross consumer and commercial loans originated were $744,000 for the first quarter in 1999 compared to $629,000 in the first quarter of 1998. Also in the first quarter of 1999, the Bank purchased $25.7 million of mortgage pools and collateralized mortgage obligations ("CMOs"). In January 1999, the Company purchased $20 million of mortgage-backed securities with proceeds received from two $10 million advances from the Federal Home Loan Bank. The assets purchased and their underlying liabilities are fixed-rate through five years.

Liability distribution. Deposits increased $402,000 from December 31, 1998 to March 31, 1999. FHLB advances increased by $19.4 million as a result of the arbitrage.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage backed securities. The Bank's liquidity as of March 31, 1999 was $35 million, or 42.39%.

Capital. At March 31, 1999, the Bank had a Tier 1 capital ratio of 10.58% and a risk based capital ratio of 35.48%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                           March 31, 1999                  March 31, 1998
                           --------------                  --------------

                           Amount   Percent    Required    Amount   Percent
                           ------   -------    --------    ------   -------
Tier I Capital             $13,491  10.58%       4.00%    $ 6,468    6.88%
Risk Based Capital          13,700  35.48%       8.00%      6,633   19.27%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Year 2000 Compliance Readiness Disclosure. In 1997, the Company initiated a review and assessment of all hardware and software to determine its Year 2000 readiness. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and other commercial software. The Company's data processing provider and other "mission critical" vendors have indicated that their hardware and/or software is now Year 2000 compliant. The Company's state of readiness: The Company has now completed the installation of its renovated hardware and software applications and has completed the first stage of testing. A second test is planned early in the second quarter of 1999. The costs to address the Company's Year 2000 issues:
While there will be additional expenses incurred before the end of the year, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. Total costs to become Year 2000 compliant are estimated to be less than $100,000. The risks of the Company's Year 2000 issues: A "worst case" Year 2000 scenario for the Company would be the absence of electrical power and/or communications to the data processing center which supports the majority of the "mission critical" systems to the Company . The Company has considered this and other scenarios in plans for Year 2000 readiness. The Company's Contingency Plans: The Company has developed a Contingency Plan to address "mission critical" systems failures caused by the Year 2000. The plan provides for procedures and resources necessary for the Company to provide continued services to its customers for a period of time under a "worst case" scenario.

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

               From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.         Changes in Securities and Use of Proceeds
                -----------------------------------------
                  Not Applicable

Item 3.         Defaults Upon Senior Securities
                -------------------------------

                  None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

               On February 2, 1999, the Company held a Special Meeting of Stockholders (the "Meeting"). At the Meeting, stockholders approved the Company's 1999 Stock Option Plan by a vote of 941,288 votes for, 106,185 votes against and 19,849 votes abstaining. In addition, stockholders approved the Bank's Restricted Stock Plan by a vote of 903,338 votes for, 139,335 votes against and 24,649 votes abstaining. No other matters were presented for a vote at the Meeting.

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




                                      FIRST KANSAS FINANCIAL CORPORATION


Date:  May 13, 1999                   By:  /s/ Larry V. Bailey
                                         ---------------------------------------
                                      Larry V. Bailey, President


Date: May 13, 1999                    By:  /s/ James J. Casaert
                                         ---------------------------------------
                                      James J. Casaert
                                      Vice President and Treasurer
                                      (Principal Accounting Officer)