Form 10QSB
period 1999-06-30
FIRST KANSAS FINANCIAL CORP
filed 1999-08-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                  For the quarterly period ended June 30, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                             48-1198888
----------------------------------------               -------------------------
(State or other Jurisdiction of                           I.R.S. Employer
  incorporation or organization)                       Identification Number

600 Main Street,   Osawatomie, Kansas                         66064
-----------------------------------------------           -------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
                                                            --------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes                               No
                            -----                            ------

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         As of August 4, 1999, there were 1,553,938 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.
         Transitional Small Business Disclosure Format  (Check one) :

                                    Yes                  X     No
                          ---------                 ---------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of June 30, 1999 (Unaudited)
     and December 31, 1998                                                   2

     Consolidated Statements of Earnings - (Unaudited) for
     The three months months ended June 30, 1999 and 1998                    3

     Consolidated Statements of Cash Flows - (Unaudited) for
     The three months ended June 30, 1999 and 1998                           4

     Notes to (unaudited) Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial                   8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities and Use of Proceeds                          10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
(Dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,         December 31,
                                                                                          1999               1998
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $          2,809            8,143
Investment securities held-to-maturity                                                        6,229            4,712
Mortgage-backed securities available-for-sale                                                24,185           27,282
Mortgage-backed securities held-to-maturity                                                  55,179           22,521
      (approximate fair value of $53,124 and $22,644, respectively)
Loans receivable, net                                                                        41,778           41,069
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     1,550              509
Premises and equipment, net                                                                   2,092            1,775
Real estate held for development                                                                357              361
Real estate owned                                                                               142               --
Accrued interest receivable, prepaid expenses and other assets                                1,020              844

---------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $        135,341          107,216
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                       $         83,449           84,436
    Advances from borrowers for property taxes and insurance                                    169              134
    Borrowings from FHLB of Topeka                                                           30,000              650
    Accrued interest payable and other liabilities                                            1,587              556
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           115,205           85,776
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,834           14,834
    Treasury Stock, 77,696 shares at cost                                                      (850)              --
    Retained earnings                                                                         7,983            7,655
    Unrealized loss on available-for-sale securities, net of tax                               (244)             (23)
    Unearned compensation                                                                    (1,742)          (1,181)
---------------------------------------------------------------------------------------------------------------------
Total equity                                                                                 20,136           21,440

Commitments
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $        135,341          107,216
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)
(Dollars in thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------------------
                                                                           For the three months       For the six months
                                                                               ended June 30,            ended June 30,
                                                                           --------------------       --------------------
                                                                             1999        1998           1999         1998
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                               $        798         865   $     1,599         1,797
   Investment securities                                                         99          64           191           122
   Mortgage-backed securities                                                 1,210         589         2,194         1,187
   Interest-bearing deposits                                                     18         110            78           170
   Dividends on FHLB stock                                                       25          13            40            25
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                          2,150       1,641        4,102           3,301

Interest expense:
   Deposits                                                                     896         950         1,800         1,915
   Borrowings                                                                   352          10           541            33
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                         1,248          960       2,341           1,948

Net interest income                                                               902         681       1,761           1,353

Provision for loan losses                                                         9           8            18            15
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             893         673         1,743         1,338
----------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Deposit account service fees                                                 184         179           357           343
   Gain on sales of loans                                                         2           6             4             9
   Gain on sales of available-for-sale mortgage-backed securities                --          --            --             3
   Other                                                                         39          35            60            54
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                        225         220           421           409
----------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and benefits                                                    381         301           729           590
   Occupancy and equipment                                                       94          65           178           130
   Federal deposit insurance premiums and assessments                            20          21            40            42
   Data processing                                                               54          43           117            89
   Amortization of premium on deposits assumed                                   15          15            30            31
   Advertising                                                                   50          40            91            69
   Other                                                                        161         110           313           213
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                       775         595         1,498         1,164
----------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                              343         298           666           583

Income tax expense                                                              131         118           260           231
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                           $        212         180   $       406           352

Net earnings per share - basic and diluted                             $       0.15        0.13   $      0.29          0.25
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 1999 and 1998
               (Unaudited)
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           406             352
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                               18              15
        Depreciation                                                                            75              58
        Amortization of premium on deposits assumed                                             30              31
        FHLB stock dividends                                                                   (40)            (25)
        Amortization of loan fees                                                              (17)            (29)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                        (1)            (51)
        Gain on sales of loans, net                                                              4              (9)
        Gain on sales of mortgage-backed securities available-for-sale                          --              (3)
        Proceeds from sales of loans                                                           234             560
        Origination of loans for sale                                                         (238)           (552)
        Change in accrued interest receivable, prepaids and other assets                      (206)            (10)
        Change in accrued interest payable and other liabilities                             1,244             762
        Earnest deposit forfeiture on Baptiste Commons                                           4              --

-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    1,513           1,099
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                                     914           2,558
    Loans purchased                                                                         (1,766)           (213)
    Maturities of investment securities held-to-maturity                                        19           1,800
    Paydowns and maturities of mortgage-backed securities available-for-sale                 5,231             907
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   6,113           3,269
    Purchases of investment securities held-to-maturity                                     (1,490)         (2,296)
    Purchases of mortgage-backed securities available-for-sale                              (2,496)             --
    Purchases of mortgage-backed securities held-to-maturity                               (38,789)         (4,723)
    Proceeds from sales of mortgage-backed securities available-for-sale                        --           1,430
    Acquisition and development of real estate held for development                             --              (1)
    Additions of premises and equipment, net                                                  (392)           (493)
    FHLB stock acquisition                                                                  (1,001)             --
    RSP stock purchased                                                                       (660)             --
-------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                   $       (34,317)          2,238
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued

-------------------------------------------------------------------------------------------------------------------

                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease (increase) in deposits                                            $          (987)         (3,007)
    Repayment of borrowings from FHLB                                                         (650)         (1,900)
    Increase in borrowings from FHLB                                                        30,000              --
    Proceeds of issuance of common stock, net of cost                                           --          13,748
    Purchases of Treasury Stock                                                               (850)             --
    Dividends paid                                                                             (78)             --
    Net decrease in advances from borrowers for taxes and insurance                             35              83
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   27,470           8,924
-------------------------------------------------------------------------------------------------------------------

Net decrease (increase) in cash and cash equivalents                                        (5,334)         12,261

Cash and cash equivalents at beginning of period                                             8,143           4,600
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $         2,809          16,861
-------------------------------------------------------------------------------------------------------------------



See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 1999 and 1998

 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1998.

        The  consolidated  financial  statements  include the  accounts of First
        Kansas Financial Corporation (the "Company") and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank"). Intercompany balances and transactions have been eliminated. The December 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999 or for any other period.

(2)     Earnings Per Common Share

        Earnings per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Common shares issued to the Employee Stock Ownership Plan are not included in this computation until they are allocated to plan participants. For the periods ended June 30, 1999 and 1998, there were no dilutive potential common shares outstanding.

(3)     Comprehensive Income

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

                                                                 For the three months          For the six months Ended
                                                                    Ended June 30,                      June 30,
                                                                  1999         1998                1999          1998
                                                                  ----         ----                ----          ----
                Net income                                     $ 212,000      $180,000           $406,000    $ 352,000
                Change in unrealized security loss, net          (47,000)       32,000           (134,000)     203,000
                                                                --------       -------            --------     -------
                Comprehensive income                           $ 165,000      $212,000           $272,000     $555,000
                                                                --------       -------            -------      -------

(4)      Restricted Stock Plan

        The Company purchased 62,158 shares of common stock during March 1999 for the restricted stock plan. The cost of such shares, aggregating $660,429, has been recorded as unearned compensation in the accompanying consolidated balance sheet at June 30, 1999. 52,826 of such shares were awarded to key officers and directors in March 1999 and will be amortized to expense over their five-year vesting period. The Company recognized approximately $37,000 and $27,000 of additional compensation expense related to the shares awarded in the six months and three months ended June 30, 1999, respectively.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 1999 and 1998

(5)      Stock Buy Back

        The Company purchased 77,696 shares of common stock in the second quarter of 1999 as part of its stock buy back plan. The cost of such shares aggregating $849,368, has been recorded as treasury stock on the accompanying balance sheet at June 30, 1999.

               FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIDARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General. First Kansas Financial Corporation (the "Company") was formed on February 9, 1998, to become the holding company for First Kansas Federal Savings Association (the "Bank") in the conversion of the Bank from a federal mutual savings association to a federal stock savings bank (the "Conversion"). The Conversion to a federal stock savings bank was completed on June 25, 1998, and the Bank now operates as the First Kansas Federal Savings Bank, which accounts for virtually all of the Company?s business. It should be noted that the Company had no assets prior to the Conversion on June 25, 1998, and all prior financial statements refer to the Bank.

The Company?s results of operations depend primarily on net interest income, which is the difference between interest income from interest-bearing assets and interest expense from interest-bearing liabilities. The Company?s operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company?s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration (G&A) expenses.

Net earnings for the first six months of 1999 increased $54,000, or 15.34%, as compared to the same period in 1998. Net interest margin increased by $408,000 primarily due to the investment of the proceeds of the Conversion and the three arbitrage transactions executed in 1999. Noninterest income was constant for the two periods involved while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $801,000 or 24.27%, to $4.1 million for the first two quarters of 1999. This increase resulted from the investment of the proceeds from Conversion and combined arbitrages of $30 million completed in January and April of 1999. A continued, gradual decrease in the rates earned on mortgages and mortgage-backed securities partially offset the increase in income.

Interest Expense. Interest expense increased $393,000, or 20.17% to $2.3 million during the first six months of 1999. Interest expense on FHLB advances increased substantially as such instruments were used to fund the Company's arbitrage transactions. Interest expense on deposits decreased due to a continued drop in overall rates for the first two quarters of 1999.

Provision for Loan Losses. The provision for loan losses was $18,000 for the first two quarters of 1999. The loan loss reserve at June 30, 1999, was $212,000 or .50% of total loans receivable, which was consistent with the reserve percentage of .50% at December 31, 1998.

Noninterest income. Noninterest income increased $12,000 or 2.93% to $421,000 for the first six months of 1999. This increase was primarily due to the increase in deposit account service fees for the period ended.

Noninterest expense. Noninterest expense increased by $334,000, or 28.69%, to $1.5 million for the first two quarters of 1999. Primary factors for the increase include compensation expense, year 2000 compliance expenses and increased audit and legal expenses associated with being a public company.

Income Tax Expense. Income tax expense was relatively stable in 1999 versus 1998 with effective tax rates of 39.04% and 39.62% respectively.

Asset Quality & Distribution. The Company's assets grew $28.1 million from December 31, 1998 to June 30, 1999 as a direct result of the combined $30 million arbitrage transactions. The Company's primary ongoing source of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of mortgage loans and the purchase of investment securities. During the first six months of 1999, gross loan purchases and mortgage originations totaled $5.9 million compared to $3.3 million for the same period in 1998 as the Company's lending opportunities continued to expand. Gross consumer and commercial loans originated were $1.8 million for the first half of 1999 compared to $1.1 million for the first half of 1998. Also, in the first two quarters of 1999 the Company purchased $41.3 million of mortgage pools and collateralized mortgage obligations ("CMOs"). In January and April of 1999, the Company purchased $30 million of mortgage-backed securities with proceeds received from three $10 million advances from the Federal Home Loan Bank. The assets purchased and their underlying liabilities are fixed rate for five years.

Liability distribution Deposits decreased $987,000 from December 31, 1998 to June 30, 1999 due to increased rates competition in the Company's main markets. FHLB advances increased by $29.4 million as a result of the arbitrage transactions.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage backed securities. The Company's liquidity as of June 30, 1999 was $46.7 million, or 55.17%.

Capital. At June 30, 1999, the Bank had a Tier 1 capital ratio of 9.71% and a risk based capital ratio of 34.80%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                                June 30, 1999                 June 30, 1998
                                -------------                 -------------

                           Amount      Percent    Required   Amount    Percent
                           ------      -------    --------   ------    -------

Tier I Capital             $13,105      9.71%      4.00%     $12,878    12.15%
Risk Based Capital          13,317     34.80%      8.00%      13,050    34.99%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Year 2000 Compliance Readiness Disclosure. In 1997, the Company initiated a review and assessment of all hardware and software to determine its Year 2000 readiness. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and other commercial software. The Company's data processing provider and many other "mission critical" vendors have indicated that their hardware and/or software is now Year 2000 compliant. The Company's state of readiness: The Company has now completed the installation of its renovated hardware and software applications and has completed two major tests with its data processing provider. Both of these tests were considered to be very successful. The Company also has a "Customer Awareness Program" to inform customers of its state of readiness. This program will run throughout the remainder of this year with direct mail, lobby displays, statement enclosures, newspaper ads and, in some market areas, radio ads. The costs to address the Company's Year 2000 issues:
While there will be expenses incurred before the end of the year, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. Total costs to become Year 2000 compliant are estimated to be less than $100,000. The risks of the Company's Year 2000 issues: A "worst case" Year 2000 scenario for the Company would be the absence of electrical power and/or communications to the data processing center which support the majority of the "mission critical" systems to the Company. The Company has considered this and other scenarios in plans for Year 2000 readiness. The Company's Contingency Plans: The Company has developed a Contingency Plan to address "mission critical" system failures caused by the Year 2000. The plan provides for procedures and resources necessary for the Company to provide continued services to its customers for a period of time under a "worst case" scenario. Tests of the Contingency Plan will be staged in each office of the company by the end of the third quarter to insure the familiarity of appropriate procedures to provide continued customer service under adverse circumstances.

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

Part II.        OTHER  INFORMATION

Item 1.        Legal Proceedings
               -----------------

                 From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                 Not Applicable

Item 3.        Defaults Upon Senior Securities
               -------------------------------

                 None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               On April 20, 1999, the Company held its Annual Meeting of stockholders (the "meeting"). At the meeting, stockholders re-elected Donald V. Meyer and Larry V. Bailey to the Board of Directors each for a three-year term. Mr. Meyer received 1,263,868 Votes For and 14,136 Votes Withheld. Mr. Bailey received 1,264,193 Votes For and 13,811 Votes Withheld.

Item 5.        Other Information
               ------------------
                 None

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




                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    August 12, 1999            By:  /s/ Larry V. Bailey
         ---------------                 ------------------------------
                                         Larry V. Bailey, President


Date:    August 12, 1999            By:  /s/ James J. Casaert
         ---------------                 ------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)