Form 10QSB
period 1999-09-30
FIRST KANSAS FINANCIAL CORP
filed 1999-11-15
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                For the quarterly period ended September 30, 1999

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

         For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
                       ----------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                         48-1198888
--------------------------------           -------------------------------------
(State or other Jurisdiction of            I.R.S. Employer Identification Number
  incorporation or organization)

600 Main Street,   Osawatomie, Kansas                                 66064
----------------------------------------                           -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
                                                   ---------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    X        Yes                                No
                            ------                            ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of November 10, 1999, there were 1,386,930 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional Small Business Disclosure Format (Check one) :

                             Yes                                 X  No
                           ---------                          ---------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of September 30, 1999 (Unaudited)
     and December 31, 1998                                                   2

     Consolidated Statements of Earnings - (Unaudited) for
     the three months and the nine months ended September 30, 1999 and 199   3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the nine months ended September 30, 1999 and 1998                       4

     Notes to (unaudited) Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial                   8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,       December 31,
                                                                                          1999               1998
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $          3,846            8,143
Investment securities held-to-maturity                                                        6,243            4,712
Mortgage-backed securities available-for-sale                                                21,690           27,282
Mortgage-backed securities held-to-maturity                                                  61,249           22,521
      (approximate fair value of $59,122 and $22,644, respectively)
Loans receivable, net                                                                        46,477           41,069
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,075              509
Premises and equipment, net                                                                   2,181            1,775
Real estate held for development                                                                357              361
Real estate owned                                                                               142            -
Accrued interest receivable, prepaid expenses and other assets                                1,048              844

---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        145,308          107,216
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         82,109           84,436
    Advances from borrowers for property taxes and insurance                                    327              134
    Borrowings from FHLB of Topeka                                                           41,500              650
    Accrued interest payable and other liabilities                                            1,929              556
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           125,865           85,776
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,842           14,834
    Treasury Stock       151,508 shares at 9-30-99, at cost                                  (1,680)               -
    Retained earnings                                                                         8,152            7,655
    Other comprehensive income (loss)                                                          (343)             (23)
    Unearned compensation                                                                    (1,683)          (1,181)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   19,443           21,440

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        145,308          107,216
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)
   (In thousands except per share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                           For the three months       For the nine months
                                                                            ended September 30,         ended September 30,
                                                                            1999        1998             1999        1998
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                               $        850         888   $     2,449         2,685
   Investment securities                                                        100          74           291           196
   Mortgage-backed securities                                                 1,204         663         3,398         1,850
   Interest-bearing deposits                                                     30         141           108           311
   Dividends on FHLB stock                                                       28          13            68            38
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                         2,212       1,779         6,314         5,080

Interest expense:
   Deposits                                                                     880         917         2,680         2,832
   Borrowings                                                                   411          10           952            43
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                        1,291         927         3,632         2,875

Net interest income                                                             921         852         2,682         2,205

Provision for loan losses                                                         9           8            27            23
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             912         844         2,655         2,182
----------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Deposit account service fees                                                 210         165           567           508
   Gain on sales of loans                                                         -           -             4             9
   Gain on sales of available-for-sale mortgage-backed securities                 -           -             -             3
   Other                                                                         35          47            95           101
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                        245         212           666           621
----------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                                                    388         328         1,117           918
   Occupancy and equipment                                                       96          86           274           216
   Federal deposit insurance premiums and assessments                            22          21            62            63
   Data processing                                                               61          49           178           138
   Amortization of premium on deposits assumed                                   16          15            46            46
   Advertising                                                                   51          51           142           120
   Other                                                                        138         124           451           337
----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                       772         674         2,270         1,838
----------------------------------------------------------------------------------------------------------------------------
Earnings before income tax expense                                              385         382         1,051           965

Income tax expense                                                              143         150           403           381
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $        242         232   $       648           584
                                                                          ========== ===========      ======== =============
Net earnings per share - basic and diluted                             $       0.18        0.16   $      0.47          0.41
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated  Statements  of Cash Flows
For the nine months ended  September 30, 1999 and 1998
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           648             584
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                               27              23
        Depreciation                                                                           116              97
        Amortization of premium on deposits assumed                                             45              46
        FHLB stock dividends                                                                   (69)            (38)
        Amortization of loan fees                                                              (31)            (40)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                        (4)            (68)
        Gain on sales of loans, net                                                              4              (8)
        Gain on sales of mortgage-backed securities available-for-sale                           -              (3)
        Proceeds from sales of loans                                                           234             560
        Origination of loans for sale                                                         (238)           (552)
        Change in accrued interest receivable, prepaids and other assets                      (249)            (95)
        Change in accrued interest payable and other liabilities                             1,542           1,131
        Amortization of RSP and allocation of ESOP                                             166              31
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    2,191           1,668
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Decrease in loans, net                                                                   1,231           3,113
    Loans purchased                                                                         (6,777)           (213)
    Maturities of investment securities held-to-maturity                                        28           3,800
    Paydowns and maturities of mortgage-backed securities available-for-sale                 7,567           1,607
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   8,012           4,679
    Purchases of investment securities held-to-maturity                                     (1,490)         (3,259)
    Purchases of mortgage-backed securities available-for-sale                              (2,496)        (10,873)
    Purchases of mortgage-backed securities held-to-maturity                               (46,769)         (5,507)
    Proceeds from sales of mortgage-backed securities available-for-sale                         -           1,430
    Acquisition and development of real estate held for development                              -              (2)
    Additions of premises and equipment, net                                                  (522)           (862)
    Purchase of FHLB stock                                                                  (1,497)              -
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                              $       (42,713)         (6,087)
-------------------------------------------------------------------------------------------------------------------
                                                                                                   (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease in deposits                                                       $        (2,327)         (4,315)
    Repayment of borrowings from FHLB                                                         (650)         (1,900)
    Increase in borrowings from FHLB                                                        41,500               -
    Proceeds of issuance of common stock, net of cost                                            -          13,777
    Purchases of stock for the Treasury and for the RSP                                     (2,340)              -
    Dividends paid                                                                            (151)              -
    Net decrease in advances from borrowers for taxes and insurance                            193             182
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   36,225           7,744
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                        (4,297)          3,325

Cash and cash equivalents at beginning of period                                             8,143           4,600
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $         3,846           7,925
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 1999 and 1998


 (1)    Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1998.

     The consolidated financial statements include the accounts of First Kansas Financial Corporation (the "Company") and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank"). Intercompany balances and transactions have been eliminated. The December 31, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999 or for any other period.

(2)     Earnings Per Common Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Common shares issued to the Employee Stock Ownership Plan are not included in the computation until that are allocated to plan participants. Basic earnings per share excludes dilution and is computed by dividing income available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares (stock options) outstanding during the period.

     The shares used in the calculation of basic and diluted earnings per share are shown below:

                                                               For the three months          For the nine months Ended
                                                                Ended September 30,                 September 30,
                                                                 1999         1998                1999          1998
                                                                 ----         ----                ----          ----

            Basic weighted average shares                      1,343,000     1,426,000          1,392,000     1,426,000
            Common stock equivalents/ stock options                4,000             0                  0             0
                                                            --------------------------       --------------------------
            Diluted weighted average shares                    1,347,000     1,426,000          1,392,000     1,426,000
                                                            --------------------------       --------------------------

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

                                                               For the three months        For the nine months Ended
                                                                Ended September 30,               September 30,
                                                                1999         1998              1999          1998
                                                                ----         ----              ----          ----

                Net income                                     $ 242,000      $232,000        $ 648,000     $ 584,000
                Change in unrealized security loss, net          (99,000)       29,000         (320,000)      232,000
                                                            ---------------------------    ---------------------------
                Comprehensive income                           $ 143,000     $ 261,000         $328,000      $816,000
                                                            ---------------------------    ---------------------------

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 1999 and 1998


(4)     Restricted Stock Plan

        The Company purchased 62,158 shares of common stock during March 1999 for the restricted stock plan. The cost of such shares, aggregating $660,429, has been recorded as unearned compensation in the accompanying consolidated balance sheet at September 30, 1999. 52,826 of such shares were awarded to key officers and directors in March 1999 and will be amortized to expense over their five-year vesting period. The Company recognized approximately $64,000 and $27,000 of additional compensation expense related to the amortization of the shares awarded in the nine months and three months ended September 30, 1999, respectively.


(5)     Stock Buy Back

        In addition to the common stock purchased for the RSP, the Company has purchased 151,508 shares of common stock in 1999 as part of its stock buy back plan. The cost of such shares aggregating $1,680,000 has been recorded as treasury stock on the accompanying balance sheet at September 30, 1999.

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

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-bearing assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net earnings for the first nine months of 1999 increased $64,000, or 10.96%, as compared to the same period in 1998. Net interest margin increased by $477,000 for the first nine months of 1999 compared to the same period of 1998 primarily due to the investment of the proceeds of the Conversion and the four arbitrage transactions executed in 1999. Net earnings for the third quarter of 1999 increased $10,000, or 4.31%, compared to the third quarter of 1998. Net interest margin for the third quarter of 1999 increased by $69,000, or 8.10%, compared to the third quarter of 1998 due primarily to the arbitrage transactions. Noninterest income was constant for the two periods involved while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $1,234,000, or 24.29%, to $6.3 million for the first three quarters of 1999. Interest income increased $433,000, or 24.34%, for the third quarter of 1999 compared to the same period of 1998. This increase resulted from the investment of the proceeds from the Conversion and combined arbitrages of $38 million completed in January, April and September of 1999. A continued, gradual decrease in the rates earned on mortgages and mortgage-backed securities partially offset the increase in income.

Interest Expense. Interest expense increased $757,000, or 26.33%, to $3.6 million during the first nine months of 1999. Interest expense increased $364,000, or 39.27%, for the third quarter of 1999 compared to the same period of 1998. Interest expense on FHLB advances increased substantially as such instruments were used to fund the Company's arbitrage transactions. Interest expense on deposits decreased due to a continued drop in overall rates for the first three quarters of 1999.

Provision for Loan Losses. The provision for loan losses was $27,000 for the first three quarters of 1999, $9,000 for the third quarter alone. The loan loss reserve at September 30, 1999, was $225,000 or .48% of total loans receivable, which was consistent with the reserve percentage of .50% at December 31, 1998.

Noninterest income. Noninterest income increased $45,000 or 7.25% to $666,000 for the first nine months of 1999. Noninterest income increased $33,000, or 15.57%, for the third quarter of 1999 compared to the third quarter of 1998. This increase was primarily due to the increase in deposit account service fees for the three and nine month period ended September 30, 1999.

Noninterest expense. Noninterest expense increased by $432,000, or 23.50%, to $2.3 million for the first three quarters of 1999. Noninterest expense increased $98,000, or 14.54%, for the third quarter of 1999 compared to the third quarter of 1998. Primary factors for the increase include compensation expense, year 2000 compliance expenses and increased audit and legal expenses associated with being a public company.

Income Tax Expense. Income tax expense was relatively stable in the nine months ended September 30, 1999 and 1998 with effective tax rates of 38.34% and 39.48% respectively. Income tax expense for the third quarter of 1999 was slightly less than the same period of 1998 (37.14% compared to 39.27%) due to reduction in state taxes.

Asset Quality & Distribution. The Company's assets grew $38.1 million from December 31, 1998 to September 30, 1999 as a direct result of the combined $38 million arbitrage transactions. The Company's primary ongoing source of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are the origination of mortgage loans and the purchase of investment securities. During the first nine months of 1999, gross loan purchases and mortgage originations totaled $13.6 million compared to $5 million for the same period in 1998 as the Company's lending opportunities continued to expand. Gross consumer and commercial loans originated were $2.6 million for the first three quarters of 1999 compared to $2.1 million for the first three quarters of 1998. Also, in the first nine months of 1999 the Company purchased $49.3 million of mortgage pools and collateralized mortgage obligations ("CMOs"). In January, April and September of 1999, the Company purchased $38 million of mortgage-backed securities with proceeds received from four advances from the Federal Home Loan Bank. Thirty million of the assets purchased and their underlying liabilities are fixed rate for five years and eight million of the assets purchased and their underlying liabilities are variable rate, repricing on a monthly basis.

Liability distribution Deposits decreased $2.3 million from December 31, 1998 to September 30, 1999 due to increased rate competition in the Company's main markets. FHLB advances increased by $40.8 million as a result of the arbitrage transactions and short term line of credit financing.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage backed securities. The Company's liquidity as of September 30, 1999 was $49.4 million, or 59.17%.

Capital. At September 30, 1999, the Bank had a Tier 1 capital ratio of 9.23% and a risk based capital ratio of 32.43%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                        September 30, 1999                 December  31, 1998
                      ----------------------              --------------------

                       Amount        Percent    Required   Amount     Percent
                       ------        -------    --------   ------     -------

Tier I Capital        $13,395         9.23%       4.00%    $13,268      12.44%
Risk Based Capital     13,620        32.43%       8.00%     13,470      37.53%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Year 2000 Compliance Readiness Disclosure. In 1997, the Company initiated a review and assessment of all hardware and software to determine its Year 2000 readiness. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and other commercial software. The Company's data processing provider and many other "mission critical" vendors have indicated that their hardware and/or software is now Year 2000 compliant. The Company's state of readiness: The Company has now completed the installation of its renovated hardware and software applications and has completed two major tests with its data processing provider. Both of these tests were considered to be very successful. The Company also has a "Customer Awareness Program" to inform customers of its state of readiness. This program will run throughout the remainder of this year with direct mail, lobby displays, statement enclosures, newspaper ads and, in some market areas, radio ads. The costs to address the Company's Year 2000 issues:
While there will be expenses incurred before the end of the year, the Company has not identified any situations at this time that will require additional material expenditures. Through September 30, 1999, total costs to become Year 2000 compliant have amounted to $53,000. The risks of the Company's Year 2000 issues: A "worst case" Year 2000 scenario for the Company would be the absence of electrical power and/or communications to the data processing center which support the majority of the "mission critical" systems to the Company. The Company has considered this and other scenarios in plans for Year 2000 readiness. The Company's Contingency Plans: The Company has developed a Contingency Plan to address "mission critical" system failures caused by the Year 2000. The plan provides for procedures and resources necessary for the Company to provide continued services to its customers for a period of time under a "worst case" scenario. Test of the Contingency Plan were completed in each office of the company prior to the end of the third quarter to insure the familiarity of appropriate procedures to provide continued customer service under adverse circumstances.

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1999, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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




                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    November 15, 1999          By:  /s/ Larry V. Bailey
         -----------------               ---------------------------------
                                         Larry V. Bailey, President


Date:    November 15, 1999          By:  /s/ James J. Casaert
         -----------------              ---------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)