Form 10KSB40
period 1999-12-31
FIRST KANSAS FINANCIAL CORP
filed 2000-03-24
CIK 1056811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999
                                           -----------------

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ___________  to _____________.

                         Commission File Number: 0-24037
                                                 --------
                       First Kansas Financial Corporation
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Kansas                                             48-1198888
-------------------------------                      --------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


600 Main Street, Osawatomie, Kansas              66064
----------------------------------------------------------
(Address of Principal Executive Offices)       (Zip Code)

Issuer's Telephone Number, Including Area Code:          (913) 755-3033
                                                         --------------
Securities registered under Section 12(b) of the Exchange Act:     None
                                                                   ----
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value  $0.10  per  share
------------------------------------------
              (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                       --    --
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $9.5 million
                                                                   ------------

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 3, 2000, was $ 10.7 million.

         As of March 3, 2000, there were 1,332,309 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES   NO  X
                                                                       --    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

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

Lending Activities

         The following table sets forth information concerning the types of loans held by the Bank.

                                                         At December 31,
                                                         ---------------
                                              1999                            1998
                                              ----                            ----
                                             Amount           Percent         Amount          Percent
                                             ------           -------         ------          -------
                                                           (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family....................     $43,760           90.16%        $37,884           91.47%
  Multi-family...........................           0            0.00               0            0.00
  Commercial.............................         567            1.17             471            1.13
  Land...................................         278            0.57             264            0.64
  Construction...........................       1,079            2.22             151            0.36
                                               ------           -----          ------           -----
    Total mortgage loans.................      45,684           94.12          38,770           93.60
                                               ------           -----          ------           -----

Consumer loans...........................       2,245            4.60           2,115            5.10
Commercial loans.........................         618            1.28             537            1.30
                                               ------          ------          ------          ------
    Total loan portfolio.................      48,547          100.00%         41,422          100.00%
                                               ------          ======          ------          ======
Less:
  Loans in process.......................         482                              31
  Deferred fees, premiums and discounts..          73                             116
  Allowance for loan losses..............         241                             206
                                               ------                          ------
    Total loans receivable, net..........      47,751                         $41,069
                                               ======                          ======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 1999. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement. All commercial and consumer loans shown in the table below have fixed interest rates. The mortgage portfolio is comprised of $18,286,000 in fixed rate loans and $27,398,000 in variable rate loans.

                                    Mortgage           Commercial           Consumer        Total
                                    Loans(1)             Loans                Loans         Loans
                                    --------             -----                -----         -----
                                                       (In thousands)
Amounts due:
Within 1 year................          $934               $ 195                $460         $1,589
Over 1 to 5 years............         1,096                 423               1,684          3,203
Over 5 years.................        43,654                   0                 101         43,755
                                     ------               -----               -----         ------
  Total amount due...........       $45,684              $  618              $2,245        $48,547
                                     ======               =====               =====         ======

________________________
(1)      Includes construction loans.

Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating and purchasing one- to four-family residential mortgage loans secured by property located in the Bank's market areas. About sixty percent of the Bank's loan portfolio is comprised of adjustable-rate mortgage ("ARM") loans which the Bank retains for its portfolio. The remainder consists of fixed-rate loans which the Bank originates either to resell in the secondary market or to retain in its portfolio, depending on the yield on the loan and on its asset/liability management objectives. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or repay loans at their option.

         The interest rate on the Bank's ARM loans is based on an index plus a stated margin. The Bank generally discounts the initial interest rate on ARM loans. Borrowers qualify for the ARM loans at the initial interest rate, however, ARM loan borrowers are generally required to meet lower income-to-debt ratios for approval than those required of fixed-rate borrowers. ARM loans provide for periodic interest rate adjustments of 1% to 2% annually and 5% to 6% over the life of the loan, depending on borrower occupancy and size of the loans. The Banks ARM loans reprice annually after the intial rate period which may be one year, three years or five years. Most terms are 30 years, however, shorter terms are available and are utilized. Fixed rate and ARM loans are both offered indiscriminately, but consumer preference for ARM loans has recently been increasing due to higher fixed rates.

         The Bank's fixed-rate loans generally have terms of 15 or 30 years with principal and interest payments calculated using up to a 30-year amortization period. Loans originated with a loan-to-value ratio in excess of 80% require private mortgage insurance. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 80%. The Bank conforms its fixed rate loans to the standards that are used in the mortgage industry allowing its loans to be readily sold in the secondary market. The Bank does not currently retain servicing rights to those loans sold in the secondary market.

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

         Residential Construction Loans. The Bank makes residential construction loans/permanent loans on one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. Only interest payments are required during construction and these are to be paid from the borrower's own funds. These loans are underwritten using the same criteria as applied in the underwriting of one- to four-family mortgage loans. The maximum loan-to-value ratio is 80% during construction. Upon completion of construction, most loans convert to permanent loans with the Bank.

         Land Loans. The Bank also makes land loans which are secured by raw land in its market area, to be used for agriculture or residential construction. At December 31, 1999, land loans totaled $278,000 or .57% of the Bank's total loan portfolio.

Consumer Loans:

         The Bank offers consumer loans in order to provide a wider range of financial services to its customers and because these loans provide higher interest rates and shorter terms than many of the Bank's other loans. Consumer loans totaled $2.2 million or 4.60% of the Bank's total loans at December 31, 1999. The Bank's consumer loans consist primarily of direct automobile loans.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

Commercial Loans:

         The Bank's commercial loan portfolio is comprised of loans to several local businesses, and at December 31, 1999 represented $618,000, or 1.28% of the Bank's total loan portfolio.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the loan application. Loan commitments in excess of this period may be issued upon payment of a non-refundable fee or upon agreement on an interest rate float, allowing the Bank to adjust the interest rate on the loan. As of December 31, 1999, there were outstanding commitments to originate mortgage loans of $808,000 and to purchase of $2,242,000.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was $2.1 million at December 31, 1999. At December 31, 1999, the outstanding loans of the Bank's five largest borrowers have balances between $511,000 and $1,086,000. All of these loans were performing in accordance with their terms.

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

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended December 31, 1999, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

                                                       At December 31,
                                                   ------------------------
                                                    1999              1998
                                                    ----              ----
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
  One- to four-family.........................     $  72             $  --
  Consumer....................................        10                 5
                                                     ---               ---
    Total ....................................        82                 5
                                                     ---               ---
Accruing loans delinquent 90 days or more:
  One- to four-family.........................        --                --
  Consumer....................................        --                --
                                                     ---               ---
    Total.....................................        --                --
                                                     ---               ---
     Total non-performing loans..............         82                 5
                                                     ---               ---

Foreclosed assets:
  One- to four-family.........................        --                --
  Consumer....................................        --                --
                                                     ---               ---
    Total.....................................        --                --
                                                     ---               ---
Total non-performing assets...................     $  82             $   5
                                                     ===               ===
Total non-performing loans as a
  percentage of net loans.....................      0.01%             0.01%
                                                    ====              ====
Total non-performing assets as a
  percentage of total assets..................      0.01%             0.01%
                                                    ====              ====

         Classified Assets. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings institutions such as the Bank are classified as "substandard", "doubtful", or "loss". An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable". Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

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

         At December 31, 1999, the Bank had loans classified as special mention, substandard, doubtful and loss as follows (in thousands):


Special mention..........................            $  --
Substandard..............................               91
Doubtful assets..........................                2
Loss assets..............................               10
                                                      ----
     Total...............................            $ 103
                                                      ====

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

                                                                      At December 31,
                                                ------------------------------------------------------
                                                          1999                             1998
                                                ------------------------       ------------------------
                                                           Percent of                      Percent of
                                                            Loans in                        Loans in
                                                              Each                            Each
                                                            Category                        Category
                                                            to Total                        to Total
                                                 Amount       Loans             Amount       Loans
                                                 ------       -----             ------       -----
                                                               (Dollars in thousands)
Mortgage loans
  One- to four-family...................         $173          90.16%            $155        91.47%
  Multi-family..........................           --             --               --           --
  Commercial............................           --           1.17               --         1.13
  Land..................................           --            .57               --         0.64
  Construction..........................           --           2.22               --         0.36

Consumer loans..........................           68           4.60               51         5.10
Commercial loans........................           --           1.28               --         1.30
                                                  ---         ------              ---       ------
     Total allowance....................         $241         100.00%            $206       100.00%
                                                  ===         ======              ===       ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                       At December 31,
                                                  --------------------------
                                                    1999            1998
                                                  ---------       ----------
                                                       (Dollars in thousands)

Balance at beginning of period................    $    206         $    179
                                                   -------          -------
Charge-offs:
  One- to four-family.........................          --
  Consumer....................................          (1)              (5)
                                                   -------          -------
                                                        (1)              (5)
                                                   -------          -------
Recoveries:
  One- to four-family.........................          --
  Consumer ...................................          --                2
                                                   -------          -------

Net charge-offs...............................          (1)              (3)
Provision for loan losses.....................          36               30
                                                   -------          -------
Balance at end of period......................    $    241         $    206
                                                   =======          =======

Allowance for loan losses to total
  non-performing loans at end of period.......      293.90%         4,120.0%
                                                   =======          =======

Allowance for loan losses to net loans at
  end of period...............................        0.50%            0.50%
                                                   =======          =======

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Savings Institution Regulation -- Federal Home Loan Bank System" and "Management's Discussion and Analysis -- Liquidity and Capital Resources." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, (iv) asset/liability management, and (v) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115. At December 31, 1999, the Bank's investment portfolio policy permitted investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations,
(iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), (viii) collateralized automobile receivables, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. See "-- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 1999, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         At December 31, 1999, the Bank's mortgage-backed securities portfolio classified as "available- for-sale" totaled $20.8 million, and the Bank's mortgage-backed securities portfolio classified as "held-to- maturity" totaled $58.0 million. Each security was issued by GNMA, FHLMC or FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

         CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor. A CMO can be collateralized directly by mortgages, but more often is collateralized by mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC and held in trust for CMO investors. In contrast to mortgage-backed securities in which the cash flow is received pro rata by all security holders, the cash flow from the mortgage loans underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO tranches. Different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate, and prepayment characteristics. Notwithstanding the importance of the CMO structure to an evaluation of timing and amount of cash flow, it is essential to understand the coupon rates on the mortgages underlying the CMO to assess the prepayment sensitivity of the CMO tranches. Most of the CMOs owned by the Bank are government agency guaranteed. A few of the CMOs consist of small private issues collateralized by mortgage loans and include extra credit enhancements sufficient to earn the highest credit ratings from independent rating agencies. At December 31, 1999, the Bank's CMO portfolio classified as "available-for-sale" had a carrying value of $13.2 million, and the Bank's CMO portfolio classified as "held-to-maturity" had a carrying value of $22.7 million.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3, 4 and 5 to the Bank's Financial Statements.

                                                            At December 31,
                                                         ---------------------
                                                         1999             1998
                                                         ----             ----
                                                           (In thousands)
Investments:
U.S. agency securities..............................     $ 4,232       $ 3,139
Mortgage-backed securities held-to-maturity.........      57,965        22,521
Mortgage-backed securities available-for-sale.......      20,795        27,282
State and municipal obligations held-to-maturity....       1,115           624
Other - held-to-maturity............................         914           949
Interest-bearing deposits...........................           0         7,000
FHLB stock..........................................       2,114           509
                                                          ------        ------
   Total investments ...............................     $87,135       $62,024
                                                          ======        ======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at December 31, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                     One Year or Less  One to Five Years Five to Ten Years More than Ten Years  Total Investment Securities
                     ----------------  ----------------- ----------------- -------------------  ---------------------------
                             Weighted          Weighted           Weighted           Weighted           Weighted
                    Carrying  Average Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average   Fair
                     Value     Yield    Value    Yield     Value    Yield     Value    Yield     Value    Yield    Value
                    -------- ----------------- ---------- -------- --------- -------- --------- -------- -------- -------
                                                       (Dollars in thousands)
Investments:
  U.S. agency
    securities.....    $ --       --%  $1,000     6.34%  $ 2,000     6.30%  $ 1,232     8.05%   $4,232     6.82% $ 4,061
  Mortgage-backed
   securities......      --       --      865     6.28     3,644     6.45    74,251     6.37    78,760     6.36   76,392

  Interest-bearing
    deposits.......      --       --       --       --        --       --        --       --        --       --       --

  FHLB stock........     --       --       --       --        --       --     2,114     7.50     2,114     7.50    2,114

  State municipal
    obligations.....     --       --       --       --        --       --     1,115     4.67     1,115     4.67      988

  Other debt
    securities......     --       --       --       --        --       --       914     6.60       914     6.60      914
                    -------    -----   ------     ----   -------     ----   -------     ----   -------     ----  -------
   Total
     investments....$    --       --%  $1,865     6.31%  $ 5,644     6.25%  $79,626     6.40%  $87,135     6.39% $84,469
                    =======    =====   ======     ====   =======     ====   =======     ====   =======     ====  =======

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

         Non-interest bearing demand, regular savings, money market demand and NOW accounts constituted $31.2 million, or 37.9%, of the Bank's deposit portfolio at December 31, 1999 and the average interest rate paid on such interest-bearing accounts at that date was 2.78%. Certificates of deposit constituted $51.1 million, or 62.1%, of the deposit portfolio, of which $2.46 million, or 3.0%, of the deposit portfolio were certificates of deposit with balances of $100,000 or more. Such deposits are offered at negotiated rates. The average interest rates paid on certificates of deposits with deposit balances under $100,000 and over $100,000 were 5.21% and 5.27%, respectively, at December 31, 1999. As of December 31, 1999, the Bank had no brokered deposits.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                     Certificates
Maturity Period                      of Deposits
---------------                      -----------
                                   (In thousands)

Within three months                    $  670
Three through six months                  510
Six through twelve months                 587
Over twelve months                        691
                                        -----
                                       $2,458
                                        =====

         Borrowings. Advances (borrowings) may be obtained from the FHLB of Topeka to supplement the Bank's supply of lendable funds. Advances from the FHLB of Topeka are typically secured by a pledge of the Bank's stock in the FHLB of Topeka, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate (which may be fixed or adjustable) and range of maturities. The Bank may borrow up to $58.1 million from the FHLB of Topeka. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, borrowings from the FHLB of Topeka totaled $40.5 million. The Bank had no other borrowings outstanding.

         The following table sets forth the terms of the Bank's short-term FHLB advances.

                                               At or for the period ended
                                        ----------------------------------------
                                        December 31, 1999      December 31, 1998
                                        -----------------     ------------------
                                                  (Dollars in thousands)
Balance at year end..............           $ 10,500                    $650
Average balance outstanding
  during the period..............              3,554                     808
Maximum amount outstanding
  at any month-end during
  the period.....................             11,500                   2,550
Weighted average interest rate
  during the period..............              5.66%                   5.73%

Personnel

         At December 31, 1999, the Bank had 35 full-time employees and 11 part-time employees. None of the Bank's employees are represented by a collective bargaining group. Management believes that its relationship with the employees is good.

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or loans to, subsidiary corporations. An additional investment of 1% of assets is permitted when the additional investment is utilized primarily for community development purposes. Pursuant to these limitations, as of December 31, 1999, the Bank was authorized to invest up to approximately $2.9 million in the stock of, or loans to, service corporations (based upon the 2% limitation). The Bank has one wholly-owned service corporation, First Enterprises, Inc. ("FEI"). In recent years, FEI has been primarily utilized as an agency for the sale of credit life insurance, mortgage life insurance and certain fixed- and variable-rate annuities. However, in August 1995, the Bank purchased for development through FEI an 8.3 acre tract of land in Paola, Kansas known as Baptiste Commons. This tract of land consists of as seven commercial sites, one of which was used for the site of our new office building. The Bank's investment in this real estate development project will continue to decline as the remaining lots are sold. At December 31, 1999, the total investment in this real estate was $357,000.

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

         Federal law was recently amended to effectively prohibit the Company from affiliating in any way with a non-financial company. In connection with the amendment to federal law, the Company may now become affiliated with securities firms and insurance companies. These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the type of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other savings association insured by the Savings Association Insurance Fund (the "SAIF")) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition.

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

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

         As a member of SAIF, the Bank paid an annual insurance assessment of at least 0.064% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

         After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 1999. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions may effectively impose higher capital requirements on the Bank.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction for an interest rate risk ("IRR") component from capital for purposes of calculating their risk-based capital requirement.

       Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed distribution of capital, such as a declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit any payment of dividends to the Company that it deems to constitute an unsafe or unsound practice. In addition, the Bank may not declare or pay a dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on its payment of dividends to its stockholders.

         During 1999, the Company declared three $.05 per share quarterly dividends to its share holders resulting in a dividend payout ratio of 25.8%. No dividends were declared in 1998.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1999, the Bank was in compliance with its QTL requirement.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e.,advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.

         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

         Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

Item 2. Description of Property

(a)      Properties.

         The Bank owns 5 of its 6 offices and leases 1 of them. The net book value of this real property at December 31, 1999, was $1,648,000. The Bank's total investment in office equipment had a net book value of $565,000 at December 31, 1999.

                                Leased    Year        Year     Net Book Value Of
                                  or      Leased or   Lease    Real Property at
     Location                   Owned     Acquired    Expires  December 31, 1999
     --------                   -----     --------    -------  -----------------


MAIN OFFICE:
600 Main Street                  Owned     1974       N/A      $  198,000
Osawatomie, Kansas 66064

2205 South Main                  Owned     1981       N/A      $  144,000
Fort Scott, Kansas  66701

100 West Amity                   Owned     1974       N/A      $  379,000
Louisburg, Kansas  66053

125 North Mill                   Owned     1999       N/A      $   35,000
Beloit, Kansas  67420

762 4th Street                   Leased    1984       2004     $       --
Phillipsburg, Kansas  67661

1310 Baptiste Drive              Owned     1998       N/A      $  892,000
Paola, Kansas  66071


(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities and - Bank Regulation," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Bank Regulation."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and -Bank Regulation."

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

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information  required by this item is  incorporated  herein by
                  reference  to  the  first  chart  in  the  section   captioned
                  "Proposal I - Election of Directors" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information  required by this item is  incorporated  herein by
                  reference  to  the  first  chart  in  the  section   captioned
                  "Proposal I - Election of Directors" in the Proxy Statement.

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

                  1. The consolidated balance sheets of First Kansas Financial Corporation as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.

                  2.    Schedules omitted as they are not applicable.

                  3.       The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                  3(i)     Articles   of  Incorporation  of  First  Kansas Financial Corporation *
                  3(ii)    Bylaws of First Kansas Financial Corporation *
                  10       Employment Agreement with Larry V. Bailey
                  13       Annual Report to Stockholders for the fiscal year ended December 31, 1999
                  21       Subsidiaries of the Registrant
                  23       Consent of KPMG LLP
                  27       Financial Data Schedule (electronic filing only)

                  ---------------
                    * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 48093) declared effective by the SEC on May 8, 1998.

                    ** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

                  (b)      Not applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2000.

                                       FIRST KANSAS FINANCIAL CORPORATION


                                       By: /s/Larry V. Bailey
                                           -------------------------------------
                                           Larry V. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2000.



/s/J. Darcy Domoney                             /s/James E. Breckenridge
-----------------------------                   --------------------------------
J. Darcy Domoney                                James E. Breckenridge
Chairman                                        Director


/s/William R. Butler, Jr.                       /s/Roger L. Coltrin
-----------------------------                   --------------------------------
William R. Butler, Jr                           Roger L. Coltrin
Director                                        Director


/s/Donald V. Meyer                              /s/Larry V. Bailey
-----------------------------                   --------------------------------
Donald V. Meyer                                 Larry V. Bailey
Director                                        Director, President, CEO and CFO