Form 10QSB
period 2000-03-31
FIRST KANSAS FINANCIAL CORP
filed 2000-05-15
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

         For the transition period from             to
                                        -----------    ------------

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                         48-1198888
---------------------------------          -------------------------------------
(State or other Jurisdiction of            I.R.S. Employer Identification Number
 incorporation or organization)

600 Main Street,   Osawatomie, Kansas                             66064
----------------------------------------                      -------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
                                                     ---------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X   Yes                              No
                         -----                            -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     As of May 10, 2000, there were 1,265,693 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                                Yes                          X   No
                         -----                             -----

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  March 31, 2000 (Unaudited)
     and December 31, 1999                                                    2

     Consolidated Statements of Earnings - (Unaudited) for
     the three months ended March 31, 2000 and 1999                           3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the three months ended March 31, 2000 and 1999                           4

     Notes to (unaudited) Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial                    7
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Information                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                   10

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,     December 31,
                                                                                             2000            1999
                                      Assets                                             (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $          3,626            4,090
Investment securities held-to-maturity                                                        6,319            6,261
Mortgage-backed securities available-for-sale                                                20,165           20,795
Mortgage-backed securities held-to-maturity                                                  55,981           57,965
      (approximate fair value of $53,267 and $55,597, respectively)
Loans receivable, net                                                                        54,464           47,751
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,125            2,114
Premises and equipment, net                                                                   2,186            2,213
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                1,045            1,000

---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        146,268          142,546
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         83,077           82,317
    Advances from borrowers for property taxes and insurance                                    351              142
    Borrowings from FHLB of Topeka                                                           42,500           40,500
    Accrued interest payable and other liabilities                                            1,322              714
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           127,250          123,673
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized, none issued                     -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,850           14,842
    Treasury stock (221,629 shares at March 31,2000 and December 31, 1999)                   (2,495)          (2,495)
    Retained earnings                                                                         8,472            8,289
    Unearned compensation                                                                    (1,565)          (1,623)
    Accumulated other comprehensive income (loss)                                              (399)            (295)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   19,018           18,873

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        146,268          142,546
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
                (Unaudited)
    (In thousands except per share data)

--------------------------------------------------------------------------------------------------------------------
                                                                                             For the three months
                                                                                                ended March 31,
                                                                                            2000           1999
--------------------------------------------------------------------------------------------------------------------

Interest income:
    Loans                                                                            $           945            801
    Investment securities                                                                        100             92
    Mortgage-backed securities                                                                 1,259            984
    Interest-bearing deposits                                                                     17             60
    Dividends on FHLB stock                                                                       37             15
--------------------------------------------------------------------------------------------------------------------

Total interest income                                                                          2,358          1,952

Interest expense:
    Deposits                                                                                     858            904
    Borrowings                                                                                   539            189
--------------------------------------------------------------------------------------------------------------------

Total interest expense                                                                         1,397          1,093

Net interest income                                                                              961            859

Provision for loan losses                                                                          9              9
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                              952            850
--------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                                 183            173
    Other                                                                                         37             23
--------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                                         220            196
--------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                                    408            348
    Occupancy and equipment                                                                       96             84
    Federal deposit insurance premiums and assessments                                            14             20
    Data processing                                                                               48             63
    Amortization of premium on deposits assumed                                                   15             15
    Advertising                                                                                   38             41
    Other                                                                                        149            152
--------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                                        768            723
--------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                                               404            323

Income tax expense                                                                               154            129
--------------------------------------------------------------------------------------------------------------------

Net earnings                                                                         $           250            194
                                                                                         ============  =============

Net earnings per share - basic and diluted                                           $          0.20           0.14
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated  Statements of Cash Flows
For the three months ended March 31, 2000 and 1999
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                            2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           250             194
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                9               9
        Depreciation                                                                            45              37
        Amortization of premium on deposits assumed                                             15              15
        FHLB stock dividends                                                                     -             (15)
        Amortization of loan fees                                                               (5)             (9)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       (19)             (4)
        Gain on sales of loans, net                                                              -               2
        Proceeds from sales of loans                                                             -              92
        Origination of loans for sale                                                            -             (94)
        Change in accrued interest receivable, prepaids and other assets                       (60)           (176)
        Change in accrued interest payable and other liabilities                               662             839
        Amortization of RSP shares and allocation of ESOP shares                                66               -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      963             890
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Increase (decrease) in loans, net                                                         (678)            635
    Loans purchased                                                                         (6,039)           (563)
    Maturities of investment securities held-to-maturity                                        13              10
    Paydowns and maturities of mortgage-backed securities available-for-sale                   472           3,308
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   1,979           2,915
    Purchases of investment securities held-to-maturity                                          -          (1,490)
    Purchases of mortgage-backed securities available-for-sale                                 (47)         (1,496)
    Purchases of mortgage-backed securities held-to-maturity                                     -         (24,192)
    Additions of premises and equipment, net                                                   (18)           (163)
    Purchase of FHLB stock                                                                     (11)           (524)
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                              $        (4,329)        (21,560)
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)


-------------------------------------------------------------------------------------------------------------------

                                                                                            2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                       $           760             402
    Repayment of borrowings from FHLB                                                            -            (650)
    Increase in borrowings from FHLB                                                         2,000          20,000
    Purchases of stock for the Treasury and for the RSP                                          -            (660)
    Dividends paid                                                                             (67)              -
    Net decrease in advances from borrowers for taxes and insurance                            209             151
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    2,902          19,243
-------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents                                                   (464)         (1,427)

Cash and cash equivalents at beginning of period                                             4,090           8,143
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $         3,626           6,716
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31,2000 and 1999


 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1999.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31,1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000 or for any other period.

(2)     Earnings Per Common Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Common shares issued to the employee stock ownership plan are not included in the computation until they are allocated to plan participants. Basic earnings per share excludes dilution and is computed by dividing income available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares outstanding during the period.

        The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                        For the three months
                                                          Ended March 31,
                                                         2000         1999
                                                         ----         ----
                     Basic shares outstanding         1,227,678     1,445,163
                 Dilutive effect of stock options        -0-           -0-
                                                     ---------------------------
                    Diluted shares outstanding        1,227,678     1,445,163
                                                     ===========================


(3)     Pending Accounting Pronouncement

        The FASB recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation, which is effective July 1, 2000, clarifies the application of APB Opinion No. 25 "Accounting for Stock Issued to Employees." Management does not expect that the Interpretation will have a significant impact on the Company's financial statements.

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

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net earnings for the first three months of 2000 increased $56,000, or 28.9%, as compared to the same period in 1999. Net interest income increased $102,000 for the first three months of 2000 compared to the same period in 1999 primarily due to the arbitrage transactions, executed in April and September 1999, as well as growth in the loan portfolio. The arbitrage transactions consisted of purchasing certain mortgage-backed securities aggregating approximately $18.0 million, using funds borrowed from the FHLB under long-term advances of a similar amount. An increase in deposit account fee-generating activity was reflected in the increase in noninterest income for the two periods involved, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $406,000, or 20.8%, to $2.4 million for the first quarter of 2000. This increase resulted from combined arbitrage transactions of approximately $18.0 million completed in April and September 1999, as well as a $13.5 million increase in the loan portfolio from the end of the first quarter 1999 to the end of the first quarter 2000. Paydowns on other interest earning assets partially offset the increase in income.

Interest Expense. Interest expense increased $304,000, or 27.8%, to $1.4 million during the first quarter of 2000. Interest expense on FHLB advances increased substantially as such instruments were used to fund the Company's arbitrage transactions and the FHLB line of credit was activated to fund growth in mortgage loan balances. Interest expense on deposits decreased as a result of a decrease in deposits and a slight decrease in interest rates for the periods involved.

Provision for Loan Losses. The provision for loan losses was $9,000 for the first three months of 2000, identical to the same period in 1999. The loan loss reserve at March 31, 2000, was $249,000 or .46% of total loans receivable, slightly less than the reserve percentage of .50% at December 31, 1999.

Noninterest income. Noninterest income increased $24,000, or 12.2%, to $220,000 for the first three months of 2000. This increase was the result of the combined increases of deposit account fees and other miscellaneous fees received for the period ended March 31, 2000.

Noninterest expense. Noninterest expense increased $45,000, or 6.2%, to $768,000 for the first quarter of 2000. The increase resulted from an increase in compensation expense partially offset by decreases in FDIC premiums and data processing costs.

Income Tax Expense. Income tax expense decreased slightly in first quarter 2000 compared to first quarter 1999 with effective tax rates of 38.1% and 39.9% respectively.

Asset Quality & Distribution. The Company's assets grew $3.8 million from $142.5 million at December 31, 1999 to $146.3 million at March 31, 2000 as a result of the Company's efforts to expand its loan portfolio. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company for the first quarter of 2000 was the purchase of mortgage loans for its portfolio. The Company utilizes several mortgage outlets and invests in 1-4 family loans. The Company plans to continue this activity for the foreseeable future due to Company's inability to generate sufficient loans in its market areas. During the first three months of 2000, gross loan purchases and mortgage orginations totaled $8.7 million compared to $2.3 million for the same period of 1999. Mortgage loan purchases were $6.0 million during the first quarter of 2000. Gross consumer and commercial loans originated were $670,000 for the first quarter of 2000 compared to $744,000 during the first three months of 1999.

Liability  distribution  Deposits  increased  $760,000 from December 31, 1999 to
March 31, 2000. The Company also increased its FHLB advances by $2.0 million during the quarter ended March 31, 2000 by accessing its existing line of credit. The advances were used to fund purchases of mortgage loans.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage-backed securities. The Company's liquidity as of March 31, 2000 was $46.0 million, or 49.51%.

Capital. At March 31, 2000, the Bank had a Tier 1 capital ratio of 9.58% and a risk based capital ratio of 31.03%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                        March 31, 2000              December  31, 1999
                        --------------              ------------------

                      Amount    Percent   Required   Amount    Percent
                      ------    -------   --------   ------    -------

Tier I Capital       $13,990     9.58%     4.00%    $13,668      9.61%
Risk Based Capital    14,229    31.03%     8.00%     13,898     33.21%


Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.
provide services to the Company.

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------
                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

Item 3.         Defaults Upon Senior Securities
                -------------------------------
                  None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                  None

Item 5.         Other Information
                -----------------
                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

          (a)  (27) Financial Data Schedule (electronic filing only)

          (b) There were no current reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST KANSAS FINANCIAL CORPORATION


Date:    May 12, 2000              By:  /s/ Larry V. Bailey
                                        -------------------
                                            Larry V. Bailey, President


Date:    May 12, 2000              By:  /s/ James J. Casaert
                                        ---------------------
                                            James J. Casaert
                                            Vice President and Treasurer
                                            (Principal Accounting Officer)