Form 10QSB
period 2000-06-30
FIRST KANSAS FINANCIAL CORP
filed 2000-08-08
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                  For the quarterly period ended June 30, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                            48-1198888
----------------------------------------       ---------------------------------
(State or other Jurisdiction of                          I.R.S. Employer
  incorporation or organization)                       Identification Number

600 Main Street, Osawatomie, Kansas                          66064
--------------------------------------------    --------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (913)755-3033
                                                     --------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X     Yes                       No
                            ------                     -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

         As of August 3, 2000, there were 1,265,693 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                                    Yes                   X   No
                             -----                      -----

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                           PAGE
PART I  - FINANCIAL INFORMATION
                                                                           -----
Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  June 30, 2000 (Unaudited)
     and December 31, 1999                                                     2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and six  months ended June 30, 2000 and 1999                    3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the six months ended June 30, 2000 and 1999                               4

     Notes to Unaudited Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                     7
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities and Use of Proceeds                             9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                      9

Signatures                                                                    10

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)


---------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,      December 31,
                                                                                            2000             1999
                                      Assets                                             (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $          3,143            4,090
Investment securities held-to-maturity                                                        6,337            6,261
      (approximate fair value of $5,882 and $5,963, respectively)
Mortgage-backed securities available-for-sale, at fair value                                 19,136           20,795
Mortgage-backed securities held-to-maturity                                                  53,950           57,965
      (approximate fair value of $51,607 and $55,597, respectively)
Loans receivable, net                                                                        63,840           47,751
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,575            2,114
Premises and equipment, net                                                                   2,164            2,213
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                1,075            1,000
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        152,577          142,546
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         80,816           82,317
    Advances from borrowers for property taxes and insurance                                    286              142
    Borrowings from FHLB of Topeka                                                           51,500           40,500
    Accrued interest payable and other liabilities                                            1,562              714
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           134,164          123,673
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,851           14,842
    Retained earnings                                                                         8,725            8,289
    Unearned compensation                                                                    (1,505)          (1,623)
    Treasury stock   (288,244 shares at June 30 , 2000 and
      221,629 shares at December 31, 1999)                                                   (3,195)          (2,495)
    Accumulated other comprehensive income (loss)                                              (618)            (295)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   18,413           18,873

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        152,577          142,546
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
                (Unaudited)
    (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   For the three months       For the six months
                                                                                       ended June 30,             ended June 30,
                                                                                -----------------------       ---------------------
                                                                                2000           1999           2000          1999
-----------------------------------------------------------------------------------------------------------------------------------

Interest income:
    Loans                                                                     $ 1,135            798          2,080         1,599
    Investment securities                                                         101             99            201           191
    Mortgage-backed securities                                                  1,233          1,210          2,492         2,194
    Interest-bearing deposits                                                       8             18             25            78
    Dividends on FHLB stock                                                        46             25             83            40
----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                           2,523          2,150          4,881         4,102

Interest expense:
    Deposits                                                                      864            896          1,722         1,800
    Borrowings                                                                    670            352          1,209           541
----------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                          1,534          1,248          2,931         2,341

Net interest income                                                               989            902          1,950         1,761

Provision for loan losses                                                           9              9             18            18
----------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                               980            893          1,932         1,743
----------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                  239            184            421           357
    Gain on sale of loans                                                           -              2              -             4
    Other                                                                          53             39             91            60
----------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                          292            225            512           421
----------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                     403            381            811           729
    Occupancy and equipment                                                       101             94            197           178
    Federal deposit insurance premiums and assessments                             14             20             28            40
    Data processing                                                                46             54             94           117
    Amortization of premium on deposits assumed                                    15             15             30            30
    Advertising                                                                    28             50             66            91
    Other                                                                         172            161            321           313
----------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                         779            775          1,547         1,498
----------------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                                493            343            897           666

Income tax expense                                                                176            131            330           260
----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                  $   317            212            567           406
                                                                               =======       ========       ========       =======

Net earnings per share - basic and diluted                                    $  0.27           0.15           0.47          0.29
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 2000 and 1999
                (Unaudited)
                (In thousands)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          2000               1999
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                                                    $       567               406
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Provision for loan losses                                                                           18                18
         Depreciation                                                                                        91                75
         Amortization of premium on deposits assumed                                                         30                30
         FHLB stock dividends                                                                                 -               (40)
         Amortization of loan fees                                                                          (12)              (17)
         Accretion of discounts and amortization of premiums on
           investment and mortgage-backed securities, net                                                   (40)               (1)
         Gain on sales of loans, net                                                                          -                 4
         Proceeds from sales of loans                                                                         -               234
         Origination of loans for sale                                                                        -              (238)
         Increase in accrued interest receivable, prepaids and other assets                                (105)             (206)
         Increase in accrued interest payable and other liabilities                                       1,015             1,149
         Amortization of RSP shares and allocation of ESOP shares                                           126                99
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                                 1,690             1,513
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    (Increase) decrease  in loans, net                                                                   (2,722)              914
    Loans purchased                                                                                     (13,373)           (1,766)
    Maturities of investment securities held-to-maturity                                                     20                19
    Paydowns and maturities of mortgage-backed securities available-for-sale                              1,171             5,231
    Paydowns and maturities of mortgage-backed securities held-to-maturity                                4,005             6,113
    Purchases of investment securities held-to-maturity                                                     (47)           (1,490)
    Purchases of mortgage-backed securities available-for-sale                                                -            (2,496)
    Purchases of mortgage-backed securities held-to-maturity                                                  -           (38,789)
    Additions of premises and equipment, net                                                                (42)             (392)
    Purchase of FHLB stock                                                                                 (461)           (1,001)
----------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                               $   (11,449)          (33,657)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       (Continued)

                                       4

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
           (In thousands)


----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          2000              1999
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net decrease in deposits                                                                 $           (1,501)             (987)
    Repayment of borrowings from FHLB                                                                         -              (650)
    Increase in borrowings from FHLB                                                                     11,000            30,000
    Purchases of stock for the Treasury and for the RSP                                                    (700)           (1,510)
    Dividends paid                                                                                         (131)              (78)
    Net increase in advances from borrowers for taxes and insurance                                         144                35
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                                 8,812            26,810
----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                  (947)           (5,334)

Cash and cash equivalents at beginning of period                                                          4,090             8,143
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $            3,143             2,809
----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2000 and 1999


(1)  Basis of presentation


     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1999.

     The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000 or for any other period.

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

     The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                               For the three months           For the six months Ended
                                                                  Ended June 30,                      June 30,
                                                                2000           1999              2000           1999
                                                                ----           ----              ----           ----
            Basic weighted average shares                      1,169,710     1,399,562         1,199,212      1,418,630
            Common stock equivalents/ stock options                    -             -                 -              -
                                                            ---------------------------      ---------------------------
            Diluted weighted average shares                    1,169,710     1,399,562          1,199,212     1,418,630
                                                            ---------------------------      ---------------------------


(3)  Pending Accounting Pronouncements

     The FASB recently issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Interpretation, which is effective July 1, 2000, clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. Management does not expect that the Interpretation will have a significant impact on the Company's financial statement.

     The  FASB  issued  SFAS  No.  133,  Accounting  for  Derivative   Financial
     Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will be adopted by the Company January 1, 2001. SFAS No. 138, an amendment of SFAS No. 133, which addresses various implementation issues, will also be adopted at the time. The adoption of the new Statements is not expected to have a material impact on the Company's consolidated financial statements.


(4) Stock Buy Back The Company purchased 66,615 shares of common stock in the second quarter of 2000 as part of its stock buy back plan. Cost of such shares aggregating $699,986 has been recorded as treasury stock on the accompanying balance sheet at June 30, 2000.

               FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIDARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. First Kansas Financial Corporation (the "Company") was formed on February 9, 1998, to become the holding company for First Kansas Federal Savings Association (the "Bank") in the conversion of the Bank from a federal mutual savings association to a federal stock savings bank (the "Conversion"). The Conversion to a federal stock savings bank was completed on June 25, 1998, and the Bank now operates as the First Kansas Federal Savings Bank, which accounts for virtually all of the Company"s business.

The Company"s results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense from interest-bearing liabilities. The Company"s operations are also affected by noninterest income which is primarily comprised of service charges and loan fees. The Company"s principal operating expenses, aside from interest expense, consists of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net earnings for the first half of 2000 increased $161,000, or 39.7%, as compared to the same period in 1999. Net earnings for the second quarter of 2000 increased $105,000, or 49.5%, as compared to the second quarter of 1999. Net interest income increased $189,000 for the first six months of 2000 compared to the same period in 1999. Net interest income for the second quarter of 2000 increased $87,000 compared to the second quarter of 1999. These increases in net interest income were primarily due to growth in the loan portfolio as well as a September 1999 arbitrage transaction. Loan growth was primarily due to loan purchases of $13.4 million which were principally funded by the Company's FHLB line of credit. The arbitrage transaction consisted of purchasing certain mortgage-backed securities of approximately $8.0 million, using funds borrowed from the FHLB under a long term advance of a similar amount. An increase in deposit account fee-generating activity was reflected in the increase in noninterest income for the two periods involved, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $779,000, or 19.0%, to $4.9 million for the first two quarters of 2000. Interest income increased $373,000, or 17.3%, for the second quarter of 2000 compared to the same period in 1999. This increase resulted from an arbitrage transaction of approximately $8.0 million completed in September 1999, as well as a $22.1 million increase in the loan portfolio from June 30, 1999 to June 30, 2000. Paydowns on other interest earning assets partially offset the increase in income.

Interest Expense. Interest expense increased $590,000, or 25.2%, to $2.9 million during the first half of 2000. Interest expense increased $286,000, or 22.9%, for the second quarter of 2000 compared to the same period in 1999. Interest expense on FHLB advances increased substantially as such instruments were used to fund the Company's arbitrage transaction and the FHLB line of credit was activated to fund growth in mortgage loan balances. A reduction in the deposit portfolio partially offset the increase in expense.

Provision for Loan Losses. The provision for loan losses was $18,000 for the first half of 2000 and $9,000 for the second quarter alone, representing no change from the same periods involved in 1999. The loan loss reserve at June 30, 2000, was $253,000, or .40% of total loans receivable, as compared to $241,000, or .50% of total loans receivable at December 31, 1999. Net charge offs for the six months ended June 30, 2000 were $6,000.

Noninterest income. Noninterest income increased $91,000, or 21.6%, to $512,000 for the first half of 2000. Noninterest income increased $67,000, or 29.8%, for the second quarter of 2000 compared to the same period in 1999. This increase was the result of the combined increases of deposit account fees and other miscellaneous fees received for the periods ended June 30, 2000.

Noninterest expense. Noninterest expense increased $49,000, or 3.3%, to $1.5 million for the first half of 2000. Noninterest expense increased $4,000, or 0.5%, for the second quarter of 2000 compared to the same period in 1999. The increase resulted from an increase in compensation expense partially offset by decreases in advertising and data processing costs.

Income Tax Expense. Income tax expense increased in the first half of 2000 compared to the first half of 1999 due primarily to higher levels of pre-tax income. The effective tax rates for the three and six month periods ended June 30, 2000 were 35.7% and 36.8%, compared to effective rates of 38.2% and 39.0% in the prior periods.

Asset Quality & Distribution. The Company's assets grew $10.1 million from $142.5 million at December 31, 1999 to $152.6 million at June 30, 2000 as a result of the Company's efforts to expand its loan portfolio. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company for the first half of 2000 was the purchase of mortgage loans for its portfolio. The Company utilized several mortgage outlets and invested in 1-4 family loans. During the first six months of 2000, gross loan purchases and mortgage originations totaled $19.2 million compared to $5.9 million for the same period of 1999. Mortgage loan purchases were $13.3 million during the first two quarters of 2000. Gross consumer and commercial loans originated were $1.7 million for the first half of 2000 compared to $1.8 million during the first six months of 1999.

Liability distribution Deposits decreased $1.5 million from December 31, 1999 to June 30, 2000. The Company also increased its FHLB advances by $11.0 million during the first half of 2000 by accessing its existing line of credit. The advances were used to fund purchases of mortgage loans.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage-backed securities. The Company's liquidity as of June 30, 2000 was $43.9 million, or 45.92%.

Capital. At June 30, 2000, the Bank had a Tier 1 capital ratio of 9.41% and a risk based capital ratio of 29.61%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                          June 30, 2000              December  31, 1999
                       -----------------             ------------------

                       Amount    Percent  Required   Amount    Percent
                       ------    -------  --------   ------    -------

Tier I Capital        $14,375     9.41%    4.00%    $13,668     9.61%
Risk Based Capital     14,624    29.61%    8.00%     13,898    33.21%

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------
                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

               (b) There were no current reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       FIRST KANSAS FINANCIAL CORPORATION


Date:                               By:   /s/Larry V. Bailey
      --------------------------          --------------------------------
                                          Larry V. Bailey, President


Date:                               By:   /s/James J. Casaert
      --------------------------          --------------------------------
                                          James J. Casaert
                                          Vice President and Treasurer
                                          (Principal Accounting Officer)