Form 10QSB
period 2000-09-30
FIRST KANSAS FINANCIAL CORP
filed 2000-11-14
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Kansas                                        48-1198888
--------------------------------           -------------------------------------
(State or other Jurisdiction of            I.R.S. Employer Identification Number
  incorporation or organization)

600 Main Street,   Osawatomie, Kansas                    66064
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
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

         As of November 3, 2000, there were 1,137,548 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                      Yes                         X   No
              -----                            ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - (Unaudited) as of  September 30, 2000
     and December 31, 1999                                                    2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and nine months ended September 30, 2000 and 1999              3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the nine months ended September 30, 2000 and 1999                        4

     Notes to Unaudited Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial                    7
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Information                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                    10

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
        (Unaudited)
      (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                          2000              1999
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $          4,329            4,090
Investment securities held-to-maturity                                                        6,353            6,261
      (approximate fair value of $6,046 and $5,963, respectively)
Mortgage-backed securities available-for-sale, at fair value                                 18,634           20,795
Mortgage-backed securities held-to-maturity                                                  51,542           57,965
      (approximate fair value of $49,325 and $55,597, respectively)
Loans receivable, net                                                                        64,510           47,751
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,114
Premises and equipment, net                                                                   2,160            2,213
Real estate held for development                                                                357              357
Real estate owned                                                                                18                -
Accrued interest receivable, prepaid expenses and other assets                                1,026            1,000
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $        151,579          142,546
---------------------------------------------------------------------------------------------------------------------
                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                       $         79,638           82,317
    Advances from borrowers for property taxes and insurance                                    487              142
    Borrowings from FHLB of Topeka                                                           51,500           40,500
    Accrued interest payable and other liabilities                                            2,000              714
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           133,625          123,673
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued -
    - Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,859           14,842
    Retained earnings                                                                         8,931            8,289
    Unearned compensation                                                                    (1,446)          (1,623)
    Treasury stock   (356,390 shares at September 30 , 2000 and
      221,629 shares at December 31, 1999)                                                   (4,004)          (2,495)
    Accumulated other comprehensive income (loss)                                              (541)            (295)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   17,954           18,873

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $        151,579          142,546
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
               (Unaudited)
    (In thousands except per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                     For the three months           For the nine months
                                                                      ended September 30,           ended September 30,
                                                                 ------------------------------   ------------------------
                                                                        2000          1999          2000          1999
--------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                        $        1,225            850         3,305        2,449
    Investment securities                                                   100            100           301          291
    Mortgage-backed securities                                            1,192          1,204         3,684        3,398
    Interest-bearing deposits                                                14             30            39          108
    Dividends on FHLB stock                                                  57             28           140           68
--------------------------------------------------------------------------------------------------------------------------
Total interest income                                                     2,588          2,212         7,469        6,314

Interest expense:
    Deposits                                                                873            880         2,595        2,680
    Borrowings                                                              754            411         1,963          952
--------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                    1,627          1,291         4,558        3,632

Net interest income                                                         961            921          2,911        2,682

Provision for loan losses                                                     9              9            27           27
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                         952            912         2,884        2,655
--------------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                            223            210           644          567
    Gain on sale of loans                                                     -              -             -            4
    Other                                                                    54             35           145           95
--------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                    277            245           789          666
--------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                               441            388         1,252        1,117
    Occupancy and equipment                                                 101             96           298          274
    Federal deposit insurance premiums and assessments                       15             22            43           62
    Data processing                                                          53             61           147          178
    Amortization of premium on deposits assumed                              15             16            45           46
    Advertising                                                              40             51           106          142
    Other                                                                   148            138           469          451
--------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                   813            772         2,360        2,270
--------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                          416            385         1,313        1,051

Income tax expense                                                          146            143           476          403
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                     $          270            242           837          648
                                                                     ===========   ============  ============  ===========

Net earnings per share - basic and diluted                       $         0.23           0.18          0.71         0.47
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows For the nine months ended September 30, 2000 and 1999
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           837             648
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                               27              27
        Depreciation                                                                           138             115
        Amortization of premium on deposits assumed                                             45              46
        FHLB stock dividends                                                                     -             (69)
        Amortization of loan fees, net                                                           2             (31)
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       (57)             (4)
        Gain on sales of loans, net                                                              -               4
        Proceeds from sales of loans                                                             -             234
        Origination of loans for sale                                                            -            (238)
        Increase in accrued interest receivable, prepaids and other assets                     (71)           (249)
        Increase in accrued interest payable and other liabilities                           1,422           1,542
        Amortization of RSP shares and allocation of ESOP shares                               185             166
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    2,528           2,191
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    (Increase) decrease  in loans, net                                                      (2,459)          1,231
    Loans purchased                                                                        (14,347)         (6,777)
    Maturities of investment securities held-to-maturity                                        30              28
    Paydowns and maturities of mortgage-backed securities available-for-sale                 1,784           7,567
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   6,409           8,012
    Purchases of investment securities held-to-maturity                                        (47)         (1,490)
    Purchases of mortgage-backed securities available-for-sale                                   -          (2,496)
    Purchases of mortgage-backed securities held-to-maturity                                     -         (46,769)
    Additions of premises and equipment, net                                                   (85)           (522)
    Purchase of FHLB stock                                                                    (536)         (1,497)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                              $        (9,251)        (42,713)
-------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                         2000            1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease in deposits                                                       $        (2,679)         (2,327)
    Repayment of borrowings from FHLB                                                            -            (650)
    Increase in borrowings from FHLB                                                        11,000          41,500
    Purchases of stock for the Treasury and for the RSP                                     (1,508)         (2,340)
    Dividends paid                                                                            (195)           (151)
    Net increase in advances from borrowers for taxes and insurance                            344             193
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    6,962          36,225
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           239          (4,297)

Cash and cash equivalents at beginning of period                                             4,090           8,143
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $         4,329           3,846
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2000 and 1999

 (1)     Basis of presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 1999.

           The unaudited consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000 or for any other period.

(2)      Earnings Per Common Share

           Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented. Common shares issued to the employee stock ownership plan are not included in the computation until they are allocated to plan participants. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of potential dilutive common shares outstanding during the period.

           The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                               For the three months          For the nine months Ended
                                                               Ended September 30,                 September 30,
                                                                  2000         1999                2000          1999
                                                                  ----         ----                ----          ----
            Basic weighted average shares                      1,154,366     1,343,000           1,184,154    1,392,000
            Common stock equivalents/ stock options                7,858         4,000                   -            -
                                                            ---------------------------      ---------------------------

            Diluted weighted average shares                    1,162,224     1,347,000           1,184,154    1,392,000
                                                            ---------------------------      ---------------------------

 (3)     Pending Accounting Pronouncement

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


(4)      Stock Buy Back
        The Company purchased 68,146 shares of common stock in the third quarter of 2000 as part of its stock buy back plan, bringing the total shares purchased year to date to 134,761. Cost of shares purchased in the third quarter equaled $808,356; purchases for the first nine months of 2000 totaled $1,508,342. Such shares have been recorded as treasury stock on the accompanying balance sheet at September 30, 2000.

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

Net earnings for the first nine months of 2000 increased $189,000, or 29.2%, as compared to the same period in 1999. Net earnings for the third quarter of 2000 increased $28,000, or 11.6%, as compared to the third quarter of 1999. Net interest income increased $229,000 for the first nine months of 2000 compared to the same period in 1999. Net interest income for the third quarter of 2000 increased $40,000 compared to the third quarter of 1999. These increases in net interest income were primarily due to growth in the loan portfolio resulting from loan purchases of $14.3 million in the first three quarters of 2000. These loans were principally funded by borrowings from the Federal Home Loan Bank
(FHLB). An increase in deposit account fee-generating activity was reflected in the increase in noninterest income for the periods presented, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $1.2 million or 18.3%, to $7.5 million for the first nine months of 2000. Interest income increased $376,000, or 17.0%, for the third quarter of 2000 compared to the same period in 1999. This increase resulted from the $18.0 million increase in the loan portfolio from September 30, 1999 to September 30, 2000. Paydowns on other interest earning assets partially offset the increase in interest income.

Interest Expense. Interest expense increased $926,000, or 25.5%, to $4.6 million during the first three quarters of 2000. Interest expense increased $336,000, or 26.0%, for the third quarter of 2000 compared to the same period in 1999.
Interest expense on FHLB advances and FHLB line of credit increased substantially as such instruments were used to fund the growth in mortgage loans. A reduction in the deposit portfolio partially offset the increase in interest expense.

Provision for Loan Losses. The provision for loan losses was $27,000 for the first three quarters of 2000 and $9,000 for the third quarter, representing no change from the same periods involved in 1999. The loan loss reserve at September 30, 2000, was $262,000, or .41% of total loans receivable, as compared to $241,000, or .50% of total loans receivable at December 31, 1999. Net charge offs for the nine months ended September 30, 2000 were $6,000.

Noninterest Income. Noninterest income increased $123,000 or 18.5%, to $789,000 for the first nine months of 2000. Noninterest income increased $32,000, or 13.1%, for the third quarter of 2000 compared to the same period in 1999. This increase was the result of the combined increases in deposit account fees and other miscellaneous fees received for the periods ended September 30, 2000.

Noninterest Expense. Noninterest expense increased $90,000, or 4.0%, to $2.4 million for the first three quarters of 2000. Noninterest expense increased $41,000, or 5.3%, for the third quarter of 2000 compared to the same period in 1999. The increase resulted from increases in compensation and occupancy costs partially offset by decreases in advertising and data processing expenses.

Income Tax Expense. Income tax expense increased in the first nine months of 2000 compared to the same period in 1999 due primarily to higher levels of pre-tax income. The effective tax rates for the three and nine month periods ended September 30, 2000 were 35.1% and 36.3.%, compared to effective rates of 37.1% and 38.3% in the prior periods.

Asset Quality & Distribution. The Company's assets grew $9.1 million from $142.5 million at December 31, 1999 to $151.6 million at September 30, 2000 as a result of the Company's efforts to increase its loan portfolio. The Company's primary sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company for the first three quarters of 2000 was the purchase of mortgage loans for its portfolio. The Company utilized several mortgage outlets and invested in 1-4 family loans. During the first nine months of 2000, gross loan purchases and mortgage originations totaled $21.6 million compared to $13.6 million for the same period of 1999. Mortgage loan purchases were $14.3 million during the first three quarters of 2000. Gross consumer and commercial loans originated were $2.7 million for the first three quarters of 2000 compared to $2.6 million during the first nine months of 1999.

Liability Distribution Deposits decreased $2.7 million from December 31, 1999 to September 30, 2000. FHLB advances increased by $11.0 million during the first three quarters of 2000 in order to fund purchases of mortgage loans.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in liquidity qualifying mortgage-backed securities. The Company's liquidity as of September 30, 2000 was $75.4 million, or 75.58%.

Capital. At September 30, 2000, the Bank had a Tier 1 capital ratio of 9.70% and a risk based capital ratio of 30.08%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                            September 30, 2000               December  31, 1999
                            ------------------              --------------------

                            Amount   Percent   Required      Amount      Percent
                            ------   -------   --------      ------      -------

Tier I Capital             $14,709     9.70%     4.00%      $13,668        9.61%
Risk Based Capital          14,959    30.08%     8.00%       13,898       33.21%

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2000, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

Item 5.         Other Information
                -----------------

                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

               (a)  (27) Financial Data Schedule (electronic filing only)

               (b) There were no current reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    November 14, 2000          By:  /s/Larry V. Bailey
         -----------------              -------------------------------
                                         Larry V. Bailey, President
                                         (Principal Executive Officer)


Date:    November 14, 2000          By: /s/James J. Casaert
         ---------------------          -------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)