Form 10QSB
period 2001-03-31
FIRST KANSAS FINANCIAL CORP
filed 2001-05-09
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                  For the quarterly period ended March 31, 2001

( )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                            48-1198888
----------------------------------------             ---------------------------
(State or other Jurisdiction of                          I.R.S. Employer
  incorporation or organization)                       Identification Number

600 Main Street,   Osawatomie, Kansas                         66064
-----------------------------------------------           -------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
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

         As of May 10, 2001, there were 1,026,323 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                                    Yes           x     No
                            ------             ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  March 31,  2001 (Unaudited)
     and December 31, 2000                                                   2

     Consolidated Statements of Earnings - (Unaudited) for
     the three months ended March 31, 2001 and 2000                          3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the three months ended March 31, 2001 and 2000                          4

     Notes to unaudited Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial                   7
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Information                                                    9

Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures                                                                   10

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,        December 31,
                                                                                          2001              2000
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $         13,977            5,723
Investment securitis held-to-maturity                                                             -            6,322
Investment securities available-for-sale                                                      3,970                -
Mortgage-backed securities available-for-sale                                                38,920           18,051
Mortgage-backed securities held-to-maturity                                                  25,711           49,751
      (approximate fair value of $25,551 and $48,897, respectively)
Loans receivable, net                                                                        62,897           64,001
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,132            2,130
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                  968            1,055
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $        151,582          150,040
---------------------------------------------------------------------------------------------------------------------
                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                       $         82,133           81,484
    Advances from borrowers for property taxes and insurance                                    413              196
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            1,567              743
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           134,113          132,423
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,880           14,867
    Treasury stock   (461,054 and 416,390 shares, respectively, at cost)                     (5,375)          (4,758)
    Retained earnings                                                                         9,322            9,139
    Unearned compensation                                                                    (1,328)          (1,387)
    Accumulated other comprehensive income (loss)                                              (185)            (399)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   17,469           17,617

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $        151,582          150,040
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
                (Unaudited)
    (In thousands except per share data)

---------------------------------------------------------------------------------------------------------------------
                                                                                           For the three months
                                                                                              ended March 31,
                                                                                              ---------------
                                                                                             2001           2000
---------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                             $         1,200            945
    Investment securities                                                                          80            100
    Mortgage-backed securities                                                                  1,090          1,259
    Interest-bearing deposits                                                                      85             17
    Dividends on FHLB stock                                                                        49             37
---------------------------------------------------------------------------------------------------------------------
Total interest income                                                                          2,504          2,358

Interest expense:
    Deposits                                                                                      916            858
    Borrowings                                                                                    672            539
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                         1,588          1,397

Net interest income                                                                               916            961

Provision for loan losses                                                                           9              9
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                               907            952
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
    Deposit account service fees                                                                  232            183
    Other                                                                                          35             37
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                          267            220
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Compensation and benefits                                                                     435            408
    Occupancy and equipment                                                                       104             96
    Federal deposit insurance premiums and assessments                                             14             14
    Data processing                                                                                50             48
    Amortization of premium on deposits assumed                                                    15             15
    Advertising                                                                                    30             38
    Other                                                                                         152            149
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                         800            768
---------------------------------------------------------------------------------------------------------------------
Earnings before income tax expense                                                                374            404

Income tax expense                                                                                134            154
---------------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $           240            250
                                                                                          ============  =============
Net earnings per share - basic and diluted                                            $          0.23           0.20
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows For the three months ended March 31, 2001 and 2000
                (Unaudited)
                (In thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                             $              240               250
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Provision for loan losses                                                                            9                 9
         Depreciation                                                                                        48                45
         Amortization of premium on deposits assumed                                                         15                15
         Amortization of loan fees and premiums                                                               9                (5)
         Accretion of discounts and amortization of premiums on
           investment and mortgage-backed securities, net                                                    (1)              (19)
         Change in accrued interest receivable, prepaids and other assets                                    72               (60)
         Change in accrued interest payable and other liabilities                                           727               662
         Amortization of RSP shares and allocation of ESOP shares                                            59                66
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                                 1,178               963
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Decrease (increase) in loans, net                                                                     1,086              (678)
    Loans purchased                                                                                           -            (6,039)
    Maturities of investment securities held-to-maturity                                                  2,362                13
    Paydowns and maturities of mortgage-backed securities available-for-sale                              2,545               472
    Paydowns and maturities of mortgage-backed securities held-to-maturity                                  941             1,979
    Purchases of mortgage-backed securities available-for-sale                                                -               (47)
    Purchases of premises and equipment, net                                                                (50)              (18)
    Purchase of FHLB stock                                                                                    -               (11)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used by) investing activities                                          $            6,884            (4,329)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
           (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                                 $              649               760
    Net decrease in advances from borrowers for taxes and insurance                                         217               209
    Increase in borrowings from FHLB of Topeka                                                                -             2,000
    Purchases of common stock for treasury                                                                 (617)                -
    Dividends paid                                                                                          (57)              (67)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                                   192             2,902
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                      8,254              (464)

Cash and cash equivalents at beginning of period                                                          5,723             4,090
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $           13,977             3,626
----------------------------------------------------------------------------------------------------------------------------------
Noncash activities - transfer of held-to-maturity securities to available-for-sale

                           Investment securities                                                          6,186                 -
                           Mortgage-backed securities                                                    22,752                 -

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31,2001 and 2000

 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other period.

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

        The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                      For the three months
                                                         Ended March 31,
                                                       2001           2000
                                                       ----           ----
          Basic shares outstanding                   1,028,496     1,227,678
          Dilutive effect of stock options              28,742         -0-
                                                    ---------------------------
          Diluted shares outstanding                 1,057,238     1,227,678
                                                    ===========================

(3)     Adoption of Accounting Pronouncement

        The Company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities as of January 1, 2001. This adoption resulted in the reclassification of $29.4 million in mortgage-backed and investment securities from the Company's held-to-maturity to its available-for-sale portfolio. Such reclassification increased accumulated comprehensive loss by $310,720 net of income taxes of $160,068. The adoption of SFAS No. 133 did not have any other impact on the Company's financial statements as the Company did not hold any derivative financial instruments during the periods covered by the accompanying financial statements.

(4)    Stock Buy Back

        The Company purchased 44,664 shares of common stock in the first quarter of 2001 as part of its stock buy back plan. Cost of the shares purchased in the quarter equaled $618,033. Such shares have been recorded as treasury stock on the accompanying consolidated balance sheet at March 31, 2001.

               FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIDARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. First Kansas Financial Corporation (the Company) was formed on February 9, 1998, to become the holding company for First Kansas Federal Savings Association (the Bank) in the conversion of the Bank from a federal mutual savings association to a federal stock savings bank (the "Conversion"). The Conversion to a federal stock savings bank was completed on June 25, 1998, and the Bank now operates as the First Kansas Federal Savings Bank, which accounts for virtually all of the Company's business.

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

Net earnings for the first three months of 2001 decreased $10,000, or 4.1%, as compared to the same period in 2000. Net interest income decreased $45,000 for the first three months of 2001 compared to the same period in 2000 primarily due to accelerated repayments of loans and securities in a declining rate environment. An increase in deposit account fee-generating activity was reflected in the increase in noninterest income for the two periods involved, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income increased $146,000, or 6.2%, to $2.5 million for the first quarter of 2001. This increase resulted from an $8.4 million increase in the loan portfolio from the end of the first quarter 2000 to the end of the first quarter 2001 as well as a $68,000 increase in interest earned on interest bearing deposits. Paydowns on other interest earning assets partially offset the increase in income.

Interest Expense. Interest expense increased $191,000, or 13.7%, to $1.6 million during the first quarter of 2001. Interest expense on FHLB advances increased substantially as such instruments were used to fund growth in mortgage loan balances. Interest expense on deposits increased, despite some deposit shrinkage, due to an increase in rates on the savings portfolio for the periods involved.

Provision for Loan Losses. The provision for loan losses was $9,000 for the first three months of 2001, identical to the same period in 2000. The loan loss reserve at March 31, 2001, was $265,000 or .42% of total loans receivable, slightly more than the reserve percentage of .40% at December 31, 2000.

Noninterest income. Noninterest income increased $47,000, or 25.7%, to $267,000 for the first three months of 2001. This increase was the result of an increase in volume in deposit account fee activity.

Noninterest expense. Noninterest expense increased $32,000, or 4.2%, to $800,000 for the first quarter of 2001. The increase resulted from increases in compensation and occupancy expense partially offset by a decrease in advertising expense.

Income Tax Expense. Income tax expense decreased slightly in first quarter 2001 compared to first quarter 2000 with effective tax rates of 35.8% and 38.1% respectively.

Asset Quality & Distribution. The Company's assets grew $1.6 million from $150.0 million at December 31, 2000 to $151.6 million at March 31, 2001. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first three months of 2001, gross loan purchases and mortgage originations totaled $1.4 million compared to $8.7 million for the same period of 2000. The Company had no loan purchases in the first quarter of 2001 compared to $6.0 million for the first quarter of 2000. Gross consumer and commercial loans originated were $1,044,000 for the first quarter of 2001 compared to $670,000 during the first three months of 2000.

Liability distribution Deposits increased $649,000 from December 31, 2000 to March 31, 2001 primarily due to an increase in municipal deposits.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in mortgage-backed securities qualifying for regulatory liquidity requirements. The Company's liquidity as of March 31, 2001 was $66.0 million which exceeds the regulatory requirement by $62.0 million.

Capital. At March 31, 2001, the Bank had a Tier 1 capital ratio of 10.15% and a risk based capital ratio of 31.73%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                         March 31, 2001                  December  31, 2000
                         --------------                  ------------------

                       Amount    Percent    Required     Amount    Percent
                       ------    -------    --------     ------    -------

Tier I Capital         $15,373    10.15%      4.00%     $15,045      10.04%
Risk Based Capital     15,630     31.73%      8.00%      15,296      31.04%

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                  None

Item 5.         Other Information
                -----------------

                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

               (b) There were no current reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST KANSAS FINANCIAL CORPORATION


Date:   May 9, 2001                 By:  /s/Larry V. Bailey
        -----------                      ---------------------------------------
                                         Larry V. Bailey, President


Date:   May 9, 2001                 By:  /s/James J. Casaert
        -----------                      ---------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)