Form 10QSB
period 2001-06-30
FIRST KANSAS FINANCIAL CORP
filed 2001-08-06
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

     For the quarterly period ended June 30, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from             to
                                    -----------    ------------

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


         Kansas                                        48-1198888
---------------------------------          -------------------------------------
(State or other Jurisdiction of            I.R.S. Employer Identification Number
  incorporation or organization)

600 Main Street,   Osawatomie, Kansas                      66064
----------------------------------------                -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
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

         As of August 1, 2001, there were 1,025,961 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                        Yes                X    No
                       ------            ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  June 30, 2001 (Unaudited)
     and December 31, 2000                                                  2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and six  months ended June 30, 2001 and 2000                 3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the six months ended June 30, 2001 and 2000                            4

     Notes to Unaudited Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities and Use of Proceeds                         11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,       December 31,
                                                                                          2001             2000
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $          9,896            5,723
Investment securities available-for-sale, at fair value                                      11,880                -
Investment securities held-to-maturity                                                            -            6,322
Mortgage-backed securities available-for-sale, at fair value                                 36,131           18,051
Mortgage-backed securities held-to-maturity                                                  24,289           49,751
      (approximate fair value of $24,006 and $48,897, respectively)
Loans receivable, net                                                                        61,076           64,001
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,149            2,130
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                1,075            1,055

---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        149,503          150,040
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                       $         80,530           81,484
    Advances from borrowers for property taxes and insurance                                    255              196
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            1,935              743
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           132,720          132,423

---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:

    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,894           14,867
    Treasury stock (527,977 and 416,390 shares, respectively, at cost)                       (6,382)          (4,758)
    Retained earnings                                                                         9,367            9,139
    Unearned compensation                                                                    (1,269)          (1,387)
    Accumulated other comprehensive income (loss)                                                18             (399)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   16,783           17,617

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        149,503          150,040
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
                (Unaudited)
    (In thousands except per share data)

---------------------------------------------------------------------------------------------------------------------------------
                                                                          For the three months              For the six months
                                                                             ended June 30,                   ended June 30,
                                                                             --------------                   --------------
                                                                          2001               2000           2001           2000
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                           $         1,180          1,135          2,380          2,080
    Investment securities                                                       128            101            208            201
    Mortgage-backed securities                                                  896          1,233          1,986          2,492
    Interest-bearing deposits                                                   138              8            223             25
    Dividends on FHLB stock                                                      47             46             96             83
---------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                        2,389          2,523           4,893          4,881

Interest expense:
    Deposits                                                                    914            864          1,830          1,722
    Borrowings                                                                  679            670          1,351          1,209
---------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                       1,593          1,534           3,181          2,931

Net interest income                                                             796            989          1,712          1,950

Provision for loan losses                                                         9              9             18             18
---------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                             787            980          1,694          1,932
---------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                265            239            497            421
    Loss on sale of mortgage-backed securities available-for-sale              (119)             -           (119)             -
    Other                                                                        34             53             69             91
---------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                        180            292            447            512
---------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                   434            403            869            811
    Occupancy and equipment                                                     109            101            213            197
    Federal deposit insurance premiums and assessments                           15             14             29             28
    Data processing                                                              54             46            104             94
    Amortization of premium on deposits assumed                                  15             15             30             30
    Advertising                                                                  38             28             68             66
    Other                                                                       161            172            313            321
---------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                       826            779          1,626          1,547
---------------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                              141            493            515            897

Income tax expense                                                               45            176            179            330
---------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                        $            96            317            336            567
                                                                        ============  =============   ============   ============

Net earnings per share:
    Basic                                                           $          0.10           0.27           0.34           0.47
    Diluted                                                                    0.10           0.27           0.33           0.47
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 2001 and 2000
                (Unaudited)
                (In thousands)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                                             $              336               567
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Provision for loan losses                                                                           18                18
         Depreciation                                                                                        98                91
         Amortization of premium on deposits assumed                                                         30                30
         Amortization of loan fees                                                                           16               (12)
         Accretion of discounts and amortization of premiums on
           investment and mortgage-backed securities, net                                                    36               (40)
         Loss on sale of mortgage-backed securities available-for-sale                                     (119)                -
         Increase in accrued interest receivable, prepaids and other assets                                 (50)             (105)
         Increase in accrued interest payable and other liabilities                                       1,004             1,015
         Amortization of RSP shares and allocation of ESOP shares                                           118               126
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                                 1,487             1,690
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease (increase) in loans, net                                                                     2,891            (2,722)
    Loans purchased                                                                                           -           (13,373)
    Maturities of investment securities held-to-maturity                                                  2,362                20
    Maturities of investment securities available-for-sale                                                   15                 -
    Paydowns and maturities of mortgage-backed securities available-for-sale                              8,211             1,171
    Paydowns and maturities of mortgage-backed securities held-to-maturity                                2,347             4,005
    Sales of mortgage-backed securities available-for-sale                                               13,436                 -
    Purchases of investment securities held-to-maturity                                                       -               (47)
    Purchases of mortgage-backed securities available-for-sale                                          (15,903)                -
    Purchases of investment securities available-for-sale                                                (7,929)                -
    Additions of premises and equipment, net                                                               (117)              (42)
    Purchase of stock in FHLB of Topeka                                                                       -              (461)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used by) investing activities                                          $            5,313           (11,449)
----------------------------------------------------------------------------------------------------------------------------------

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
           (In thousands)

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net decrease in deposits                                                                 $             (954)           (1,501)
    Net increase in advances from borrowers for taxes and insurance                                          59               144
    Increase in borrowings from FHLB of Topeka                                                                -            11,000
    Purchases of common stock for the treasury                                                           (1,624)             (700)
    Dividends paid                                                                                         (108)             (131)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used by) financing activities                                                      (2,627)            8,812
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                      4,173              (947)

Cash and cash equivalents at beginning of period                                                          5,723             4,090
----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $            9,896             3,143
----------------------------------------------------------------------------------------------------------------------------------
Noncash activities-transfer of held-to-maturity securities to available-for-sale

                Investment securities                                                                     6,186                 -
                Mortgage-backed securities                                                               22,752                 -


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2001 and 2000

 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other period.

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

        The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                              For the three months      For the six months Ended
                                                                  Ended June 30,                 June 30,
                                                                2001         2000            2001          2000
                                                                ----         ----            ----          ----
            Basic weighted average shares                     955,882     1,169,710         991,988    1,199,212
            Common stock equivalents/ stock options            32,019             -          30,443            -
                                                              -------     ---------       ---------    ---------
            Diluted weighted average shares                   987,901     1,169,710       1,022,431    1,199,212
                                                              -------     ---------       ---------    ---------

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


(4)    Stock Buy Back

        The Company purchased 66,923 shares of common stock in the second quarter of 2001 as part of its stock buy back plan. Cost of the shares purchased in the quarter equaled $1,006,814. Such shares have been recorded as treasury stock on the accompanying consolidated balance sheet at June 30, 2001.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2001 and 2000


(5)    Total Comprehensive Income

        Total comprehensive income is as follows:


                                       Three months            Six months
                                       ended June 30           ended June 30

                                       2001         2000      2001         2000
                                       ----         ----      ----         ----

        Net earnings                 $    96          317      336          567

        Other comprehensive
          Income-change
          in unrealized gain
          or loss on available-for-
          sale securities, net of
          income tax                     203         (219)     417         (323)
                                         ---         ----      ---         ----

        Total comprehensive
          Income                     $   299           98      753          244
                                         ===           ==      ===         ====

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

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of securities and newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net earnings for the first half of 2001 decreased $231,000, or 40.7%, as compared to the same period in 2000. Net earnings for the second quarter of 2001 decreased $221,000, or 69.7%, as compared to the second quarter of 2000. Net interest income decreased $238,000 for the first six months of 2001 compared to the same period of 2000 and decreased $193,000 for the second quarter of 2001 compared to the same period of 2000. These decreases in net interest income were primarily due to the restructuring during the second quarter of the securities portfolio in order to reduce the Company's exposure to interest rate risk. The restructuring consisted of the sale of mortgage-backed securities available for sale at a loss of $119,000 resulting in proceeds of $13,436,000. A substantial portion of such proceeds were reinvested in shorter duration securities, with the remainder being temporarily invested in lower-yielding cash equivalents pending longer term deployment. The restructuring resulted in lower yields on the securities portfolio, which decreased total interest income and noninterest income during the quarter ended June 30, 2001. The Company's reinvestment of prepayments of its loan and securities portfolio were also at lower yields. While the proceeds from sale or prepayment of interest earning assets were reinvested at lower yields, interest expense increased and together these factors contributed to the decrease in net interest income. The loss on the sale of mortgage-backed securities mentioned above resulted in the decrease of noninterest income for the two periods involved, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income remained virtually the same for the first half of 2001 compared to the same period in 2000, increasing $12,000, or 0.2%.
Interest income decreased $134,000, or 5.3%, for the second quarter of 2001 compared to the same period of 2000. This decrease resulted from the sale of mortgage- backed securities and the redeployment of these proceeds into interest bearing deposits with lower interest rates. This decrease was slightly offset by an increase in interest on loans resulting from the full impact of loans purchased throughout the second quarter of 2000.

Interest Expense. Interest expense increased $250,000, or 8.5%, to $3.2 million during the first half of 2001. Interest expense increased $59,000, or 3.8%, for the second quarter compared to the same period of 2000. Interest expense on FHLB advances increased as the full impact of advances used to fund lending activity throughout the second quarter of 2000 was realized. Interest expense on deposits increased, despite a decrease in deposits, due to an increase in rates paid on deposits for the periods involved.

Provision for Loan Losses. The provision for loan losses was $18,000 for the first half of 2001 and $9,000 for the second quarter alone, representing no change from the same periods involved in 2000. The allowance for loan losses at June 30, 2001, was $273,000 or 0.45% of total loans receivable, slightly more than the reserve percentage of 0.40% at December 31, 2000.

Noninterest income. Noninterest income decreased $65,000, or 12.7%, to $447,000 for the first half of 2001. Noninterest income decreased $112,000, or 38.4%, for the second quarter of 2001 compared to the same period in 2000. The loss on sale of mortgage-backed securities of $119,000 incurred in the second quarter was partially offset by the continued increase in deposit account fees generated by our checking account program.

Noninterest expense. Noninterest expense increased $79,000, or 5.1%, to $1.6 million for the first half of 2001. Noninterest expense increased $47,000, or 6.0%, for the second quarter of 2001 compared to the same period of 2000. The increase resulted from increases in compensation and occupancy expense partially offset by a decrease in other operating expense.

Income Tax Expense. Income tax expense decreased in first half in 2001 compared to first half of 2000 due primarily to lower levels of pre-tax income. Effective tax rates for the three and six month periods ended June 30, 2001, were 31.9% and 34.8%, compared to effective rates of 35.7% and 36.8% in the prior periods. The decline in the effective tax rate was due to the relatively fixed dollar amount of permanent differences applied to a smaller level of income before taxes.

Asset Quality & Distribution. The Company's assets decreased $0.5 million from $150.0 million at December 31, 2000 to $149.5 million at June 30, 2001. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company for the first half of 2001 was the purchase and sale of mortgage-backed and investment securities. During the first six months of 2001, the Company purchased $15.9 million in mortgage-backed securities as well as $7.9 million in investment securities. No securities were purchased in the first half of 2000. Also, the Company sold $13.4 million in mortgage-backed securities in the first half of 2001. There were no sales in the first six months of 2000. During the first six months of 2001, loan originations totaled $3.7 million compared to $5.9 million in the first half of 2000. There were no loans purchased in the first half of 2001 compared to $13.3 million purchased in the first six months of 2000. Gross consumer and commercial loans originated were $2.2 million for the first half of 2001 compared to $1.7 million in the first six months of 2000.

Liability distribution. Deposits decreased $1.0 million from December 31, 2000 to June 30, 2001 as the Company experienced a $1.3 million decrease in certificates of deposit, partially offset by slight increases in both statement savings and checking accounts. There was no change in the FHLB advance portfolio.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in mortgage-backed securities qualifying for regulatory liquidity requirements. The Company's liquidity as of June 30, 2001 was $69.4 million.

Capital. At June 30, 2001, the Bank had a Tier 1 capital ratio of 10.39% and a risk based capital ratio of 32.25%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                             June 30, 2001           December  31, 2000
                             -------------           ------------------

                            Amount   Percent    Required    Amount   Percent
                            ------   -------    --------    ------   -------

Tier I Capital             $15,568   10.45%       4.00%    $15,045    10.04%
Risk Based Capital          15,833   32.25%       8.00%     15,296    31.04%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

New Accounting Pronouncements The Financial Accounting Standards Board have issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Adoption of these statements will not have a material effect on the Company's consolidated financial statements.

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                  Not Applicable

Item 3.         Defaults Upon Senior Securities
                -------------------------------

                  None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                On April 17, 2001, the Company held its Annual Meeting of stockholders (the "meeting"). At the meeting, stockholders re-elected J. Darcy Domoney and Sherman W. Cole to the Board of Directors each for a three-year term. Mr. Domoney received 886,179 Votes For and 111,600 Votes Withheld. Mr. Cole received 886,279 Votes For and 111,500 Votes Withheld.

Item 5.         Other Information
                -----------------

                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

           (a) There were no current reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST KANSAS FINANCIAL CORPORATION


Date:  8/6/01                         By: /s/Larry V. Bailey
                                          --------------------------------------
                                          Larry V. Bailey, President


Date:  8/6/01                         By: /s/James J. Casaert
                                          --------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)