Form 10QSB
period 2001-09-30
FIRST KANSAS FINANCIAL CORP
filed 2001-11-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

           For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


              Kansas                                  48-1198888
----------------------------------      ---------------------------------------
(State or other Jurisdiction of          I.R.S. Employer Identification Number
 incorporation or organization)

600 Main Street, Osawatomie, Kansas                             66064
----------------------------------------                    -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
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

     As of November 8, 2001, there were 1,025,961 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional Small Business Disclosure Format (Check one) :

                            Yes                   X    No
                ------                          -----

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated  Balance  Sheets - as of September  30, 2001
     (Unaudited) and December 31, 2000                                       2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and nine months ended September 30, 2001 and 2000             3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the nine months ended September 30, 2001 and 2000                       4

     Notes to Unaudited Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial                   8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          11

Item 3.  Defaults Upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)


---------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                          2001              2000
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                               $    10,629            5,723
Investment securities available-for-sale, at fair value                                      12,428                -
Investment securities held-to-maturity                                                            -            6,322
Mortgage-backed securities available-for-sale, at fair value                                 39,533           18,051
Mortgage-backed securities held-to-maturity                                                  22,943           49,751
   (approximate fair value of $23,128 and $48,897, respectively)
Loans receivable, net                                                                        60,076           64,001
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,274            2,130
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                1,059            1,055

---------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $    151,949          150,040
---------------------------------------------------------------------------------------------------------------------

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                            $    81,605           81,484
    Advances from borrowers for property taxes and insurance                                    427              196
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            2,528              743
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           134,560          132,423
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
      shares issued                                                                             155              155
    Additional paid-in capital                                                               14,907           14,867
    Treasury stock (527,977 and 416,390 shares, respectively, at cost)                       (6,382)          (4,758)
    Retained earnings                                                                         9,481            9,139
    Unearned compensation                                                                    (1,210)          (1,387)
    Accumulated other comprehensive income (loss)                                               438             (399)
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   17,389           17,617

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                              $   151,949          150,040
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)
  (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------
                                                                       For the three months      For the nine months
                                                                       ended September 30,       ended September 30,
                                                                        2001         2000         2001         2000
------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                          $   1,135        1,225        3,515        3,305
    Investment securities                                                178          100          386          301
    Mortgage-backed securities                                           921        1,192        2,907        3,684
    Interest-bearing deposits                                             68           14          291           39
    Dividends on FHLB stock                                               47           57          143          140
--------------------------------------------------------------------------------------------------------------------

Total interest income                                                  2,349        2,588        7,242        7,469

Interest expense:
    Deposits                                                             882          873        2,712        2,595
    Borrowings                                                           687          754        2,038        1,963
--------------------------------------------------------------------------------------------------------------------

Total interest expense                                                 1,569        1,627        4,750        4,558

Net interest income                                                      780          961        2,492        2,911

Provision for loan losses                                                  3            9           21           27
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                      777          952        2,471        2,884
--------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                         245          223          742          644
    Loss on sale of mortgage-backed securities available-for-sale          -            -         (119)           -
    Other                                                                 56           54          125          145
--------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                 301          277          748          789
--------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                            455          441        1,324        1,252
    Occupancy and equipment                                              109          101          322          298
    Federal deposit insurance premiums and assessments                    14           15           43           43
    Data processing                                                       52           53          156          147
    Amortization of premium on deposits assumed                           16           15           46           45
    Advertising                                                           33           40          101          106
    Other                                                                149          148          462          469
--------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                828          813        2,454        2,360
--------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                       250          416          765        1,313

Income tax expense                                                        85          146          264          476
--------------------------------------------------------------------------------------------------------------------

Net earnings                                                       $     165          270          501          837
                                                                      =======  ===========  ===========  ===========
Net earnings per share:
    Basic                                                          $    0.18         0.23         0.51         0.71
    Diluted                                                             0.17         0.23         0.50         0.71
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows For the nine months ended September 30, 2001 and 2000
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2001            2000
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           501             837
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                               21              27
        Depreciation                                                                           151             138
        Amortization of premium on deposits assumed                                             45              45
        Amortization of loan fees                                                               29               2
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       102             (57)
        Loss on sale of mortgage-backed securities available-for-sale                          119               -
        Increase in accrued interest receivable, prepaids and other assets                     (49)            (71)
        Increase in accrued interest payable and other liabilities                           1,393           1,422
        Amortization of RSP shares and allocation of ESOP shares                               177             185
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    2,489           2,528
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease (increase) in loans, net                                                        3,875          (2,459)
    Loans purchased                                                                              -         (14,347)
    Maturities of investment securities held-to-maturity                                     2,451              30
    Maturities of investment securities available-for-sale                                      15               -
    Paydowns and maturities of mortgage-backed securities available-for-sale                12,166           1,784
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   3,675           6,409
    Sales of mortgage-backed securities available-for-sale                                  13,436               -
    Purchases of investment securities held-to-maturity                                          -             (47)
    Purchases of mortgage-backed securities available-for-sale                             (23,044)              -
    Purchases of investment securities available-for-sale                                   (8,431)              -
    Additions of premises and equipment, net                                                  (295)            (85)
    Purchase of stock in FHLB of Topeka                                                          -            (536)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used by) investing activities                                $         3,848          (9,251)
-------------------------------------------------------------------------------------------------------------------

                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2001            2000
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                            $           121          (2,679)
    Net increase in advances from borrowers for taxes and insurance                            231             344
    Increase in borrowings from FHLB of Topeka                                                   -          11,000
    Purchases of common stock for the treasury                                              (1,624)         (1,508)
    Dividends paid                                                                            (159)           (195)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used by) financing activities                                         (1,431)          6,962
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    4,906             239

Cash and cash equivalents at beginning of period                                             5,723           4,090
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $        10,629           4,329
-------------------------------------------------------------------------------------------------------------------
Noncash activities-transfer of held-to-maturity securities to available-for-sale

               Investment securities                                                         6,186               -
               Mortgage-backed securities                                                   22,752               -

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2001 and 2000

 (1)          Basis of presentation

                  The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000.

                  The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001 or for any other period.

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

                  The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                               For the three months          For the nine months Ended
                                                               Ended September 30,                 September 30,
                                                                  2001         2000                2001          2000
                                                                  ----         ----                ----          ----
            Basic weighted average shares                        941,003     1,154,366             974,806    1,184,154

            Common stock equivalents/ stock options
                                                                  31,381         7,858              30,734            -
                                                            ---------------------------      ---------------------------
            Diluted weighted average shares                      972,384     1,162,224           1,005,540    1,184,154
                                                            ---------------------------      ---------------------------

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

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2001 and 2000

(4)    Total Comprehensive Income

        Total comprehensive income is as follows:


                                           Three months          Nine months
                                        ended September 30    ended September 30

                                          2001       2000       2001       2000
                                          ----       ----       ----       ----

Net earnings                             $ 165        270        501        837

Other comprehensive
  Income-change
  in unrealized gain
  or loss on available-for-
  sale securities, net of
  income tax                               420         77        837       (246)
                                         -----        ---      -----        ---
Total comprehensive
  Income                                 $ 585        347      1,338        591
                                         =====        ===      =====        ===

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

Net earnings for the first nine months of 2001 decreased $336,000, or 40.1%, as compared to the same period in 2000. Net earnings for the third quarter of 2001 decreased $105,000, or 38.9%, as compared to the third quarter of 2000. Net interest income decreased $419,000 for the first nine months of 2001 compared to the same period of 2000 and decreased $181,000 for the third quarter of 2001 compared to the same period of 2000. These decreases in net interest income were primarily due to the restructuring of the securities portfolio during the second quarter of 2001 in order to reduce the Company's exposure to interest rate risk. The restructuring consisted of the sale of mortgage-backed securities available for sale at a loss of $119,000 resulting in proceeds of $13,436,000. A substantial portion of such proceeds were reinvested in shorter duration securities, with the remainder being temporarily invested in lower-yielding cash equivalents pending longer term deployment. The restructuring resulted in lower yields on the securities portfolio, which decreased total interest income and noninterest income for the nine months ended September 30, 2001. The Company's reinvestment of prepayments of its loan and securities portfolios was also at lower yields. While the proceeds from sale or prepayment of interest earning assets were reinvested at lower yields, interest expense increased for the first nine months of 2001 and together these factors contributed to the decrease in net interest income. The loss on the sale of mortgage-backed securities mentioned above resulted in the decrease of noninterest income for the year-to-date period involved, while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income decreased $227,000, or 3.0%, for the first nine months of 2001 compared to the same period in 2000. Interest income decreased $239,000, or 9.2%, for the third quarter of 2001 compared to the same period of 2000. These decreases resulted from the sale of mortgage-backed securities and the redeployment of these proceeds into interest bearing deposits with lower interest rates, the Company's reinvestment of prepayments of its loan and securities portfolios at lower yields and the decrease in yield on adjustable rate loans. This decrease was slightly offset by an increase in interest on loans resulting from the full impact of loans purchased throughout the first three quarters of 2000.

Interest Expense. Interest expense increased $192,000, or 4.2%, to $4.8 million during the first nine months of 2001. Interest expense decreased $58,000, or 3.6%, for the third quarter compared to the same period of 2000. Interest expense on FHLB advances increased as the full impact of advances used to fund lending activity throughout the first three quarters of 2000 was realized. Interest expense on deposits increased, despite a decrease in deposits, due to an increase in rates paid on deposits for the periods involved.

Provision for Loan Losses. The provision for loan losses was $21,000 for the first nine months of 2001 and $3,000 for the third quarter alone, representing a $6,000 decrease from the same periods involved in 2000 as management ceased funding the provision based on analysis of its lending portfolio and risk structure. The allowance for loan losses at September 30, 2001, was $273,000 or 0.45% of total loans receivable, slightly more than the reserve percentage of 0.40% at December 31, 2000.

Noninterest income. Noninterest income decreased $41,000 or 5.2%, to $748,000 for the first nine months of 2001. Noninterest income increased $24,000, or 8.7%, for the third quarter of 2001 compared to the same period in 2000. The loss on sale of mortgage-backed securities of $119,000 incurred in the second quarter was partially offset by the continued increase in deposit account fees generated by our checking account program.

Noninterest expense. Noninterest expense increased $94,000, or 4.0%, to $2.5 million for the first nine months of 2001. Noninterest expense increased $15,000, or 1.8%, for the third quarter of 2001 compared to the same period of 2000. The increase resulted from increases in compensation and occupancy expense partially offset by a decrease in other operating expense.

Income Tax Expense. Income tax expense decreased in first nine months in 2001 compared to first nine months of 2000 due primarily to lower levels of pre-tax income. Effective tax rates for the three and nine month periods ended September 30, 2001, were 34.0% and 34.5%, compared to effective rates of 35.1% and 36.3% in the prior periods. The decline in the effective tax rate was due to the relatively fixed dollar amount of permanent differences applied to a smaller level of income before taxes.

Asset Quality & Distribution. The Company's assets increased $1.9 million from $150.0 million at December 31, 2000 to $151.9 million at September 30, 2001. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of the Company for the first nine months of 2001 was the purchase and sale of mortgage-backed and investment securities. During the first three quarters of 2001, the Company purchased $23.0 million in mortgage-backed securities as well as $8.4 million in investment securities. Also, the Company sold $13.4 million in mortgage-backed securities in the first nine months of 2001. There were no sales in the first nine months of 2000. During the first nine months of 2001, loan originations totaled $7.1 million compared to $6.5 million in the first nine months of 2000. There were no loans purchased in the first nine months of 2001 compared to $14.3 million purchased in the first nine months of 2000. Gross consumer and commercial loans originated were $3.1 million for the first nine months of 2001 compared to $2.7 million in the first nine months of 2000.

Liability distribution. Deposits increased $121,000 from December 31, 2000 to September 30, 2001 as the Company experienced that growth in its certificates of deposit. There was no change in the FHLB advance portfolio.

Liquidity. The Company's most liquid assets are cash equivalents and short-term government agency investments. It has also invested in mortgage-backed securities qualifying for regulatory liquidity requirements. The Company's liquidity as of September 30, 2001 was $67.7 million.

Capital. At September 30, 2001, the Bank had a Tier 1 capital ratio of 10.49% and a risk based capital ratio of 32.37%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                          September 30, 2001              December  31, 2000
                          ------------------              --------  --------

                            Amount  Percent    Required   Amount   Percent
                            ------  -------    --------   ------   -------

Tier I Capital             $15,822   10.49%      4.00%   $15,045   10.04%
Risk Based Capital          16,089   32.37%      8.00%    15,296   31.04%

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2001, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                  None

Item 5.         Other Information
                -----------------

                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

           (a) There were no current reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    November 13, 2001          By:  /s/Larry V. Bailey
         ------------------------        ---------------------------------------
                                         Larry V. Bailey, President


Date:    November 13, 2001          By:  /s/James J. Casaert
         ------------------------        ---------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)