Form 10KSB40
period 2001-12-31
FIRST KANSAS FINANCIAL CORP
filed 2002-03-15
CIK 1056811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                           -----------------
                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to
     _____________.

                         Commission File Number: 0-24037
                                                 -------

                       First Kansas Financial Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Kansas                                           48-1198888
-----------------------------------                         -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

  600 Main Street, Osawatomie, Kansas                             66064
  -----------------------------------                             -----
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (913) 755-3033
                                                             --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                                ------
Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
    ---       ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:$10.5 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 1, 2002, was $7.7 million.

         As of March 11, 2002, there were 922,568 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):
YES      NO   X
    ---     ---

         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2002  Annual   Meeting  of
     Stockholders. (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

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

Lending Activities

         The following table sets forth information concerning the types of loans held by the Bank.

                                                          At December 31,
                                               ---------------------------------------
                                                       2001               2000
                                               -----------------    ------------------
                                                Amount   Percent    Amount     Percent
                                                ------   -------    ------     -------
                                                         (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family.....................     $55,683    92.19%   $59,144      91.80%
  Commercial..............................         543      .90        848       1.32
  Land....................................         560      .92        775       1.20
  Construction............................         664     1.10        275        .43
                                               -------    -----    -------      -----
    Total mortgage loans..................      57,450    95.11     61,042      94.75
                                               -------    -----    -------      -----
Consumer loans............................       2,642     4.38      2,711       4.21
Commercial loans..........................         310      .51        674       1.04
                                               -------   ------    -------     ------
    Total loan portfolio..................      60,402   100.00%    64,427     100.00%
                                               -------   ======    -------     ======
Less:
  Loans in process........................         387                 214
  Deferred fees, premiums and discounts...          48                 (44)
  Allowance for loan losses...............         268                 256
                                               -------             -------
    Total loans receivable, net...........     $59,699             $64,001
                                               =======             =======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 2001. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement. All commercial and consumer loans shown in the table below have fixed interest rates. The mortgage portfolio is comprised of $27.5 million in fixed rate loans and $29.9 million in variable rate loans.

                                    Mortgage     Commercial  Consumer    Total
                                    Loans(1)       Loans       Loans     Loans
                                    --------       -----       -----     -----
                                                    (In thousands)
Amounts due:
Within 1 year...................    $   106      $    181    $    581       868
Over 1 to 5 years...............        634           129       1,675     2,438
Over 5 years....................     56,710             -         381    57,096
                                    -------      --------    --------   -------
  Total amount due..............    $57,450      $    310    $  2,642   $60,402
                                    =======      ========    ========   =======

---------------
(1)  Includes construction loans.

         Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating and purchasing one- to four-family residential mortgage loans secured by property located in the Bank's market areas. About 52% of the Bank's loan portfolio is comprised of adjustable-rate mortgage ("ARM") loans which the Bank retains for its portfolio. The remainder consists of fixed-rate loans which the Bank originates either to resell in the secondary market or to retain in its portfolio, depending on the yield on the loan and on its asset/liability management objectives. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or repay loans at their option.

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

         Commercial Loans:

         The Bank's commercial loan portfolio is comprised of two floor plan loans to a local car dealer and a loan on a local lumber yard.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the loan application. Loan commitments in excess of this period may be issued upon payment of a non-refundable fee or upon agreement on an interest rate float, allowing the Bank to adjust the interest rate on the loan. As of December 31, 2001, there were outstanding commitments to originate loans of $342,000.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was $2.5 million at December 31, 2001. At December 31, 2001, the outstanding loans of the Bank's five largest borrowers have balances between $496,000 and $996,000. All of these loans were performing in accordance with their terms.

Non-performing and Problem Assets

         Loan Delinquencies. If a mortgage loan becomes more than 15 days past due, a notice of nonpayment is sent to the borrower. After the loan becomes more than three weeks past due, another notice of nonpayment, accompanied by a personal letter, is sent to the borrower. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, foreclosure proceedings are initiated. The borrower is notified when foreclosure is commenced.

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

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended December 31, 2001, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

                                                           At December 31,
                                                        --------------------
                                                         2001         2000
                                                        ------       -------
                                                          (In thousands)
Loans accounted for on a non-accrual basis:
  One- to four-family..........................          $   -       $  16
  Consumer.....................................              4           5
                                                         -----       -----
    Total .....................................              4          21
                                                         -----       -----

Accruing loans delinquent 90 days or more:
  One- to four-family..........................              -           -
  Consumer.....................................              -           -
                                                         -----       -----
    Total......................................              -           -
                                                         -----       -----
      Total non-performing loans...............              4          21
                                                         -----       -----

Foreclosed assets:
  One- to four-family..........................             15          18
  Consumer.....................................              -           6
                                                         -----       -----
    Total......................................             15          24
                                                         -----       -----
Total non-performing assets....................          $  19       $  45
                                                         =====       =====
Total non-performing loans as a
  percentage of net loans......................           0.01%       0.01%
                                                          ====        ====
Total non-performing assets as a
  percentage of total assets...................           0.01%       0.01%
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

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover probable losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 2001, the Bank had loans classified as special mention, substandard, doubtful and loss as follows (in thousands):


          Special mention............................. $      -
          Substandard (1).............................        1
          Doubtful assets (2).........................        1
          Loss assets ................................        -
                                                       --------
               Total.................................. $      2
                                                       ========

-------------
(1)  Consisting of one consumer loan ($684).
(2)  Consisting of two consumer loans ($392 and $302).

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

                                                 At December 31,
                                ------------------------------------------------
                                      2001                      2000
                                ----------------------     ---------------------
                                           Percent of               Percent of
                                          Loans in Each            Loans in Each
                                           Category to              Category to
                                Amount     Total Loans     Amount   Total Loans
                                ------     -----------     ------   -----------
                                              (Dollars in thousands)
Mortgage loans
  One- to four-family.........  $  194        92.19%       $ 184         91.80%
  Commercial..................       -          .90            -          1.32
  Land........................       -          .92            -          1.20
  Construction................       -         1.10            -           .43
Consumer loans................      74         4.38           72          4.21
Commercial loans..............       -          .51            -          1.04
                                ------       ------        -----        ------
     Total allowance..........  $  268       100.00%       $ 256        100.00%
                                ======       ======        =====        ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                         At December 31,
                                                   -----------------------------
                                                      2001               2000
                                                   ---------         -----------
                                                      (Dollars in thousands)
Balance at beginning of period................     $   256            $   241
                                                   -------            -------
Charge-offs:
  One- to four-family.........................          (3)                 -
  Consumer....................................          (6)               (27)
                                                   -------            -------
                                                        (9)               (27)
                                                   -------            -------
Recoveries:
  One- to four-family.........................                              -
  Consumer ...................................           -                  6
                                                   -------            -------
                                                         -                  6
                                                   -------            -------
Net charge-offs...............................          (9)               (21)
Provision for loan losses.....................          21                 36
                                                   -------            -------
Balance at end of period......................     $   268            $   256
                                                  ========           ========

Allowance for loan losses to total
  non-performing loans at end of period.......    6,700.00%          1,219.05%
                                                  ========           ========
Allowance for loan losses to net loans at
  end of period...............................        0.45%              0.40%
                                                  ========           ========

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Savings Institution Regulation -- Federal Home Loan Bank System" and "Management's Discussion and Analysis -- Liquidity and Capital Resources." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, (iv) asset/liability management, and (v) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115. At December 31, 2001, the Bank's investment portfolio policy permitted investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations,
(iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), (viii) collateralized automobile receivables, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. See "-- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2001, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         At December 31, 2001, the Bank's mortgage-backed securities portfolio classified as "available- for-sale" totaled $41.8 million, and the Bank's mortgage-backed securities portfolio classified as "held-to- maturity" totaled $21.3 million. Each security was issued by GNMA, FHLMC or FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass- through certificates market.

         CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with prepayment options on the underlying mortgages. A CMO can be collateralized directly by mortgages, but more often is collateralized by mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC and held in trust for CMO investors. In contrast to mortgage-backed securities in which the cash flow is received pro rata by all security holders, the cash flow from the mortgage loans underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO tranches. Different tranches are created, each with its own stated maturity, estimated average life, coupon rate, and prepayment characteristics. Most of the CMOs owned by the Bank are government agency guaranteed. A few of the CMOs consist of small private issues collateralized by mortgage loans and include extra credit enhancements sufficient to earn the highest credit ratings from independent rating agencies. At December 31, 2001, the Bank's entire CMO portfolio was classified as "available-for-sale" with a carrying value of $17.7 million.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Bank's Financial Statements.

                                                           At December 31,
                                                       -----------------------
                                                         2001            2000
                                                       -------         -------
                                                            (In thousands)
Investments:
U.S.  agency securities............................... $ 7,646         $ 4,333
Mortgage-backed securities held-to-maturity...........  21,288          49,751
Mortgage-backed securities available-for-sale.........  41,819          18,051
State and municipal obligations held-to-maturity......       -           1,116
State and municipal obligations available-for-sale....   1,271               -
Other - held-to-maturity..............................       -             873
Other - available for sale............................   3,222               -
FHLB stock............................................   2,650           2,650
                                                       -------         -------
   Total investments ................................. $77,896         $76,774
                                                       =======         =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at December 31, 2001 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Yields on tax exempt obligations have been computed on a tax equivalent basis.

                                                                                                          Total Investment
                      One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years         Securities
                      ----------------   -----------------   -----------------   -------------------  --------------------------
                               Weighted            Weighted            Weighted            Weighted             Weighted
                      Carrying  Average  Carrying   Average  Carrying   Average  Carrying   Average   Carrying  Average   Fair
                        Value    Yield     Value     Yield     Value     Yield     Value     Yield      Value    Yield   Value
                        -----    -----     -----     -----     -----     -----     -----     -----      -----    -----   -----
                                                           (Dollars in thousands)
Investments:
  U.S.  agency
     securities...... $    -      - %  $  1,974      4.11% $  1,099     4.84%  $  4,573      4.22%    $ 7,646    4.28%  $ 7,646
  Mortgage-backed
     securities......      -        -       708      4.62     3,196      5.61    59,203      5.60      63,107    5.59    62,971
  Interest-bearing
     deposits........      -        -         -         -         -         -         -         -           -       -         -
  FHLB stock.........      -        -         -         -         -         -     2,650      5.50       2,650    5.50     2,650
  State municipal
     obligations.....      -        -         -         -       199      4.15     1,072      4.67       1,271    4.59     1,271
  Other debt
     securities......      -        -     1,900      6.21       494      5.12       828      6.60       3,222    6.14     3,222
                      ------           --------            --------            --------              --------           -------
     Total
       investments... $    -      - %  $  4,582      5.06% $  4,988     5.33%  $ 68,326      5.50%   $ 77,896    5.46%  $77,760
                      ======    ====   ========      ====  ========     ====   ========      ====    ========    ====   =======

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

         Non-interest bearing demand, regular savings, money market demand and NOW accounts constituted $33.1 million, or 39.3%, of the Bank's deposit portfolio at December 31, 2001 and the average interest rate paid on such interest-bearing accounts at that date was 1.55%. Certificates of deposit constituted $51.2 million, or 60.7%, of the deposit portfolio, of which $4.5 million, or 5.3%, of the deposit portfolio were certificates of deposit with balances of $100,000 or more. Such deposits are offered at negotiated rates. The average interest rates paid on certificates of deposits with deposit balances under $100,000 and over $100,000 were 5.01% and 5.12%, respectively, at December 31, 2001. As of December 31, 2001, the Bank had no brokered deposits.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                                 Certificates
          Maturity Period                        of Deposits
          ---------------                        -----------
                                                (In thousands)

          Within three months                      $ 1,061
          Three through six months                     484
          Six through twelve months                  1,608
          Over twelve months                         1,310
                                                   -------
                                                   $ 4,463
                                                   =======

         Borrowings. Advances (borrowings) may be obtained from the FHLB of Topeka to supplement the Bank's supply of lendable funds. Advances from the FHLB of Topeka are typically secured by a pledge of the Bank's stock in the FHLB of Topeka, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate (which may be fixed or adjustable) and range of maturities. At December 31, 2001, the Bank could borrow up to $59.8 million from the FHLB of Topeka. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2001, borrowings from the FHLB of Topeka totaled $50.0 million. The Bank had no other borrowings outstanding.

         The following table sets forth the terms of the Bank's short-term FHLB advances.


                                            At or for the period ended
                                   ------------------------------------------
                                   December 31, 2001        December 31, 2000
                                   -----------------        -----------------
                                              (Dollars in thousands)

Balance at year end...............   $        -              $       -
Average balance outstanding
  during the period...............            -                  5,967
Maximum amount outstanding
  at any month-end during
  the period......................            -                 14,500
Weighted average interest rate
  during the period...............            - %                 6.51%

Personnel

         At December 31, 2001, the Bank had 34 full-time employees and 13 part-time employees. None of the Bank's employees are represented by a collective bargaining group. Management believes that its relationship with the employees is good.

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or loans to, subsidiary corporations. An additional investment of 1% of assets is permitted when the additional investment is utilized primarily for community development purposes. Pursuant to these limitations, as of December 31, 2001, the Bank was authorized to invest up to approximately $3.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). The Bank has one wholly-owned service corporation, First Enterprises, Inc. ("FEI"). In recent years, FEI has been primarily utilized as an agency for the sale of credit life insurance, mortgage life insurance and certain fixed- and variable-rate annuities. However, in August 1995, the Bank purchased for development through FEI an 8.3 acre tract of land in Paola, Kansas known as Baptiste Commons. This tract of land consists of seven commercial sites, one of which was used for the site of the Bank's new office building. The Bank's investment in this real estate development project will continue to decline as the remaining lots are sold. At December 31, 2001, the total investment in this real estate was $357,000.

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

         Federal law was amended by the Gramm Leach Bliley Act, which went into effect in 2000, to effectively prohibit the Company from affiliating in any way with a non-financial company and to permit it to become affiliated with securities firms and insurance companies. These changes to federal law do not impact the current business of the Company. Unlike savings and loan holding companies that may be created in the future, the Company generally is not restricted in the type of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2001. The Bank's capital ratios are set forth in Note 13 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions may effectively impose higher capital requirements on the Bank.

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

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2001, the Bank was in compliance with its QTL requirement.

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

Item 2.  Description of Property

(a)      Properties.

         The Bank owns 5 of its 6 offices and leases 1 of them. The net book value of this real property at December 31, 2001, was $1.6 million. The Bank's total investment in office equipment had a net book value of $687,000 at December 31, 2001.

                              Leased     Year          Year    Net Book Value of
                              or         Leased or     Lease   Real Property at
         Location             Owned      Acquired      Expires December 31, 2001
         --------             -----      --------      ------- -----------------


MAIN OFFICE:
600 Main Street               Owned      1974          N/A        $162,000
Osawatomie, Kansas 66064

2205 South Main               Owned      1981          N/A        $226,000
Fort Scott, Kansas  66701

100 West Amity                Owned      1974          N/A        $336,000
Louisburg, Kansas  66053

125 North Mill                Owned      1999          N/A        $ 31,000
Beloit, Kansas  67420

1310 Baptiste Drive           Owned      1998          N/A        $846,000
Paola, Kansas  66071

762 4th Street                Leased     1984          2004       $      -
Phillipsburg, Kansas  67661

b)       Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible gains on the sale of such investments.

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

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001 (the "Proxy Statement") is incorporated herein by reference.

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

          1. The consolidated balance sheets of First Kansas Financial Corporation as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)      List of Exhibits:

               3(i)     Articles of Incorporation of First Kansas Financial
                          Corporation *
               3(ii)    Bylaws of First Kansas Financial Corporation *
               10       Employment Agreement with Larry V. Bailey **
               13       Annual Report to Stockholders for the fiscal year ended
                          December 31, 2001
               21       Subsidiaries of the Registrant (See "Item 1. Description
                          of Business)
               23       Consent of KPMG LLP

               -------------

               * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 48093) declared effective by the SEC on May 8, 1998.

               ** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

               (b)      Reports on Form 8-K:

                        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 14, 2002.

                                       FIRST KANSAS FINANCIAL CORPORATION


                                       By: /s/Larry V. Bailey
                                           -------------------------------------
                                           Larry V. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2002.



                                         /s/James E. Breckenridge
--------------------------------         ---------------------------------------
Roger L.  Coltrin                        James E. Breckenridge
Chairman                                 Director


/s/Sherman W. Cole
--------------------------------         ---------------------------------------
Sherman W. Cole                          J. Darcy Domoney
Director                                 Director


/s/Donald V. Meyer                       /s/Larry V. Bailey
--------------------------------         ---------------------------------------
Donald V. Meyer                          Larry V. Bailey
Director                                 Director, President, CEO and CFO