Form 10QSB
period 2002-03-31
FIRST KANSAS FINANCIAL CORP
filed 2002-05-07
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

         As of April 23, 2002, there were 911,603 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                              Yes                       X     No
                   ------                            ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  March  31, 2002 (Unaudited)
     and December 31, 2001                                                  2

     Consolidated Statements of Earnings - (Unaudited) for
     the three months ended March 31, 2002 and 2001                         3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the three months ended March 31, 2002 and 2001                         4

     Notes to Unaudited Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities and Use of Proceeds                         10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,       December 31,
                                                                                          2002             2001
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $         12,300           10,694
Investment securities available-for-sale                                                     13,351           12,139
Mortgage-backed securities available-for-sale                                                41,168           41,819
Mortgage-backed securities held-to-maturity                                                  19,630           21,288
      (approximate fair value of $19,492 and $21,152, respectively)
Loans receivable, net                                                                        60,086           59,699
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,227            2,288
Real estate held for development                                                                357              357
Accrued interest receivable, prepaid expenses and other assets                                2,450            1,732
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        154,219          152,666
=====================================================================================================================

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         86,773           84,323
    Advances from borrowers for property taxes and insurance                                    412              179
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            1,409              957
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           138,594          135,459
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,932           14,920
    Treasury stock   (642,335 and 527,977 shares, respectively, at cost)                     (7,983)          (6,382)
    Retained earnings                                                                         9,627            9,565
    Unearned compensation                                                                    (1,091)          (1,150)
    Accumulated other comprehensive income (loss)                                               (15)              99
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   15,625           17,207

Commitments                                                                                       -                -
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        154,219          152,666
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
               (Unaudited)
    (In thousands except per share data)

---------------------------------------------------------------------------------------------------------------
                                                                                       For the three months
                                                                                         ended March 31,
                                                                                         ---------------
                                                                                        2002          2001
---------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                        $        1,095          1,200
    Investment securities                                                                   141             80
    Mortgage-backed securities                                                              808          1,090
    Interest-bearing deposits                                                                35             85
    Dividends on FHLB stock                                                                  32             49
---------------------------------------------------------------------------------------------------------------

Total interest income                                                                     2,111          2,504

Interest expense:
    Deposits                                                                                712            916
    Borrowings                                                                              672            672
---------------------------------------------------------------------------------------------------------------

Total interest expense                                                                    1,384          1,588

Net interest income                                                                         727            916

Provision for loan losses                                                                     -              9
---------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                         727            907
---------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                            236            232
    Other                                                                                    52             35
---------------------------------------------------------------------------------------------------------------

Total noninterest income                                                                    288            267
---------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                               442            435
    Occupancy and equipment                                                                 122            104
    Federal deposit insurance premiums and assessments                                       15             14
    Data processing                                                                          67             50
    Amortization of premium on deposits assumed                                              15             15
    Advertising                                                                              32             30
    Other                                                                                   164            152
---------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                                   857            800
---------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                                          158            374

Income tax expense                                                                           50            134
---------------------------------------------------------------------------------------------------------------

Net earnings                                                                     $          108            240
                                                                                     ===========   ============

Net earnings per share - basic and diluted                                       $         0.12           0.23
---------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated  Statements of Cash Flows
For the three months ended March 31, 2002 and 2001
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                   $           108             240
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                -               9
        Depreciation                                                                            67              48
        Amortization of premium on deposits assumed                                             15              15
        Amortization of loan fees and premiums                                                   1               9
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       121              (1)
        Loss on sale of REO                                                                      1               -
        Change in accrued interest receivable, prepaids and other assets                         2              72
        Change in accrued interest payable and other liabilities                               522             727
        Amortization of RSP shares and allocation of ESOP shares                                59              59
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      896           1,178
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                                   2,497           1,086
    Loans purchased                                                                         (2,885)              -
    Maturities of investment securities available-for-sale                                     665           2,362
    Paydowns and maturities of mortgage-backed securities available-for-sale                 4,823           2,545
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   1,641             941
    Purchases of mortgage-backed securities available-for-sale                              (4,385)              -
    Purchases of investment securities available-for-sale                                   (1,940)              -
    Investments in cash surrender value of bank owned life insurance                          (750)              -
    Proceeds from sale of REO                                                                   14               -
    Purchases of premises and equipment, net                                                    (6)            (50)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used by) investing activities                                $          (326)          6,884
-------------------------------------------------------------------------------------------------------------------
                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (Unaudited)
          (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                       $         2,450             649
    Net increase in advances from borrowers for taxes and insurance                            233             217
    Purchases of common stock for treasury                                                  (1,601)           (617)
    Dividends paid                                                                             (46)            (57)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    1,036             192
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         1,606           8,254

Cash and cash equivalents at beginning of period                                            10,694           5,723
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $        12,300          13,977
-------------------------------------------------------------------------------------------------------------------

Noncash activities - transfer of held-to-maturity securities to available-for-sale

                          Investment securities                                                  -           6,186
                          Mortgage-backed securities                                             -          22,752

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31, 2002 and 2001



 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2001 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002 or for any other period.

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

        The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:

                                                       For the three months
                                                         Ended March 31,
                                                        2002         2001
                                                        ----         ----
Basic shares outstanding                              880,726      1,028,496
Dilutive effect of stock options                       30,516         28,742
                                                    ------------------------
Diluted shares outstanding                            911,242      1,057,238
                                                    ========================


(3)     Stock Buy Back

        The Company purchased 114,358 shares of common stock in the first quarter of 2002 in conjunction with its stock buy back plan. Cost of the shares purchased in the quarter equaled $1,600,344. Such shares have been recorded as treasury stock in the accompanying consolidated balance sheet at March 31, 2002.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31, 2002 and 2001


(4)    Total Comprehensive Income

         Total comprehensive income is as follows:



                                                           Three months
                                                          ended March 31
                                                          (in thousands)
                                                        2002         2001
                                                        ----         ----
Net earnings                                            $108          240

Other comprehensive income-
   change in unrealized gain
   or loss on available-for-sale
   securities, net of income tax                        (114)         214
                                                    ---------------------
Total comprehensive income  (loss)                      $ (6)         454
                                                    =====================


(5)    Adoption of New Accounting Standard

         The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets effective January 1, 2002. As the only intangible asset reflected in the Company's financial statements is the premium on deposits assumed pursuant to the FSLIC Transfer Agreement dated November 19, 1982 in the original amount of $1,212,000, adoption of SFAS 142 did not have any impact on the Company's financial statements. The Company is amortizing the premium over twenty years on the straight-line method. Accumulated amortization on such premium was $1,171,000 and $1,156,000, respectively, at March 31, 2002 and December 31, 2001. The amortized balance of $41,000 at March 31, 2002 will be fully amortized in 2002.

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

Net Earnings. Net earnings for the first three months of 2002 decreased $132,000, or 55.0%, as compared to the same period in 2001. Net interest income decreased $189,000, for the first three months of 2002 compared to the same period in 2001 primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. Noninterest income increased due to bank owned life insurance while occupancy and data processing expenses were the key components for the increase in noninterest expense.

Interest Income. Interest income decreased $393,000, or 15.7%, to $2.1 million for the first quarter of 2002. This decrease resulted from the continued shrinkage of the higher yielding loan and mortgage-backed securities portfolios through the first quarter of 2002 compared to the first quarter of 2001 as well as the general decline in interest rates in these portfolios. This decrease was slightly offset by an increase in the earnings in the investment securities portfolio for the two periods involved.

Interest Expense. Interest expense decreased $204,000, or 12.8% to $1.4 million during the first quarter of 2002. Interest expenses on deposits decreased due to a decline in market interest rates, partially offset by a $4.6 million increase in deposits. Interest expense on FHLB advances was identical for the two periods involved.

Provision for Loan Losses. There was no provision for loan losses for the first three months of 2002, compared to $9,000 for the same period in 2001. The allowance for loan losses at March 31, 2002 was $265,000 or .44% of total loans receivable, slightly less than the reserve percentage of .45% at December 31, 2001.

Noninterest income. Noninterest income increased $21,000, or 7.9% to $288,000 for the first three months of 2002. This income was primarily attributable to the increase in value of the bank owned life insurance policies purchased late in the fourth quarter of 2001 and early in the first quarter of 2002.

Noninterest expense. Noninterest expense increased $57,000, or 7.1% to $857,000 for the first quarter of 2002. The increase was primarily due to the increase in data processing and equipment expense resulting from software and hardware computer upgrades in December 2001.

Income Tax Expense. Income tax expense decreased in first quarter 2002 compared to first quarter 2001 with effective tax rates of 31.6% and 35.8% respectively.

Asset Quality & Distribution. The Company's assets grew $1.5 million from $152.7 million at December 31, 2001 to $154.2 million at March 31, 2002. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first three months of 2002, gross loan purchases and mortgage originations totaled $4.5 million compared to $1.4 million for the same period of 2001. The Company had loans purchased of $2.9 million in the first quarter of 2002 compared to no loans purchased for the same period in 2001. Gross consumer and commercial loans originated were $512,000 for the first quarter of 2002 compared to $1,044,000 during the first three months of 2001.

Liability distribution Deposits increased $2.5 million from December 31, 2001 to March 31, 2002 primarily due to increases in checking account portfolios.


Capital. At March 31, 2002, the Bank had a Tier 1 capital ratio of 9.26% and a risk based capital ratio of 27.10%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                             March 31, 2002                   December  31, 2001
                             --------------                   ------------------

                            Amount    Percent    Required      Amount    Percent
                            ------    -------    --------      ------    -------

Tier I Capital             $14,245      9.26%      4.00%      $16,046     10.54%
Risk Based Capital          14,505     27.10%      8.00%       16,310     31.97%

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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                  From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

                  None

Item 5.         Other Information
                -----------------

                  None

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

           (a)  Exhibits.

                  None.

           (b) There were no current reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST KANSAS FINANCIAL CORPORATION


Date:    May 6, 2002                By: /s/Larry V. Bailey
                                        ----------------------------------------
                                        Larry V. Bailey, President


Date:    May 6, 2002                By: /s/James J. Casaert
                                        ----------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)