Form 10QSB
period 2002-06-30
FIRST KANSAS FINANCIAL CORP
filed 2002-08-07
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                  For the quarterly period ended June 30, 2002

( )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from             to
                                    -----------    ------------

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


            Kansas                                   48-1198888
------------------------------------  ------------------------------------------
(State or other Jurisdiction of          I.R.S. Employer Identification Number
  incorporation or organization)

600 Main Street,   Osawatomie, Kansas                    66064
----------------------------------------              ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (913)  755-3033
                                                   -------------------

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

         As of August 1, 2002, there were 911,603 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                                    Yes                    X     No
                           ---------                   ---------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                           PAGE
PART I  - FINANCIAL INFORMATION                                            ----

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  June 30, 2002 (Unaudited)
     and December 31, 2001                                                   2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and six  months ended June 30, 2002 and 2001                  3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the six months ended June 30, 2002 and 2001                             4

     Notes to Unaudited Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial                   8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities and Use of Proceeds                          10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)


--------------------------------------------------------------------------------------------------------------
                                                                                  June 30,       December 31,
                                                                                    2002            2001
                                     Assets                                      (unaudited)
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                    $       6,578          10,694
Investment securities available-for-sale, at fair value                             16,373          12,139
Mortgage-backed securities available-for-sale, at fair value                        43,196          41,819
Mortgage-backed securities held-to-maturity                                         19,159          21,288
      (approximate fair value of $19,546 and $21,152, respectively)
Loans receivable, net                                                               60,015          59,699
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                            2,650           2,650
Premises and equipment, net                                                          2,163           2,288
Real estate held for development                                                       357             357
Accrued interest receivable, prepaid expenses and other assets                       2,517           1,732
-----------------------------------------------------------------------------------------------------------

Total assets                                                                 $     153,008         152,666
===========================================================================================================

                      Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                 $      84,439          84,323
    Advances from borrowers for property taxes and insurance                           252             179
    Borrowings from FHLB of Topeka                                                  50,000          50,000
    Accrued interest payable and other liabilities                                   1,938             957
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                                  136,629         135,459
-----------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                   155             155
    Additional paid-in capital                                                      14,940          14,920
    Treasury stock (642,335 and 527,977 shares, respectively, at cost)              (7,983)         (6,382)
    Retained earnings                                                                9,815           9,565
    Unearned compensation                                                           (1,032)         (1,150)
    Accumulated other comprehensive income (loss)                                      484              99
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                          16,379          17,207

Commitments                                                                              -               -
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                   $     153,008         152,666
===========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)
(In thousands except per share data)

----------------------------------------------------------------------------------------------------------------------
                                                                      For the three months          For the six months
                                                                       ended June 30,                  ended June 30,
                                                                     --------------------        ---------------------
                                                                        2002         2001          2002         2001
----------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                           $   1,085         1,180        2,180        2,380
    Investment securities                                                 174           128          315          208
    Mortgage-backed securities                                            830           896        1,638        1,986
    Interest-bearing deposits                                              23           138           58          223
    Dividends on FHLB stock                                                32            47           64           96
----------------------------------------------------------------------------------------------------------------------

Total interest income                                                   2,144         2,389        4,255        4,893

Interest expense:
    Deposits                                                              654           914        1,366        1,830
    Borrowings                                                            679           679        1,351        1,351
----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                  1,333         1,593        2,717        3,181

Net interest income                                                       811           796        1,538        1,712

Provision for loan losses                                                   -             9            -           18
----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                       811           787        1,538        1,694
----------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                          292           265          528          497
    Gain (loss) on sale of mortgage-backed securities
       available-for-sale                                                  21          (119)          21         (119)
    Other                                                                  56            34          108           69
----------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                  369           180          657          447
----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                             450           434          892          869
    Occupancy and equipment                                               119           109          241          213
    Federal deposit insurance premiums and assessments                     15            15           30           29
    Data processing                                                        54            54          121          104
    Amortization of premium on deposits assumed                            15            15           30           30
    Advertising                                                            26            38           58           68
    Other                                                                 168           161          332          313
----------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                 847           826        1,704        1,626
----------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                        333           141          491          515

Income tax expense                                                        100            45          150          179
----------------------------------------------------------------------------------------------------------------------

Net earnings                                                        $     233            96          341          336
                                                                    ==========  ============  ===========  ===========

Net earnings per share:
    Basic                                                           $    0.28          0.10         0.40         0.34
    Diluted                                                              0.27          0.10         0.38         0.34
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 2002 and 2001
              (Unaudited)
              (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                            2002            2001
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                                      $        341             336
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                -              18
        Depreciation                                                                           133              98
        Amortization of premium on deposits assumed                                             30              30
        Amortization of loan fees                                                                1              16
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       227              36
        (Gain) loss on sale of mortgage-backed securities available-for-sale                   (21)            119
        Loss on sale of REO                                                                      1               -
        Increase in accrued interest receivable, prepaids and other assets                     (80)            (50)
        Increase in accrued interest payable and other liabilities                             802           1,004
        Amortization of RSP shares and allocation of ESOP shares                               118             118
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    1,552           1,725
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                                   3,715           2,891
    Loans purchased                                                                         (4,032)              -
    Maturities of investment securities available-for-sale                                     838           2,377
    Paydowns and maturities of mortgage-backed securities available-for-sale                 9,037           8,211
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   3,124           2,347
    Sales of mortgage-backed securities available-for-sale                                       -          13,198
    Sales of investment securities available-for-sale                                          538               -
    Purchases of mortgage-backed securities held-to-maturity                                (1,029)              -
    Purchases of mortgage-backed securities available-for-sale                             (10,157)        (15,903)
    Purchases of investment securities available-for-sale                                   (5,455)         (7,929)
    Investments in cash surrender value of bank owned life insurance                          (750)              -
    Proceeds from sale of REO                                                                   14               -
    Additions of premises and equipment, net                                                    (8)           (117)
-------------------------------------------------------------------------------------------------------------------

Net cash (used by) provided by investing activities                                   $     (4,165)          5,075
-------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)
                                       4

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)

-----------------------------------------------------------------------------------------------------------

                                                                                    2002            2001
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                        $       116            (954)
    Net increase in advances from borrowers for taxes and insurance                     73              59
    Purchases of common stock for the treasury                                      (1,601)         (1,624)
    Dividends paid                                                                     (91)           (108)
-----------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                               (1,503)         (2,627)
-----------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                (4,116)          4,173

Cash and cash equivalents at beginning of period                                    10,694           5,723
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $     6,578           9,896
===========================================================================================================

Noncash activities-transfer of held-to-maturity securities to available-for-sale

              Investment securities                                                      -           6,186
              Mortgage-backed securities                                                 -          22,752


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2002 and 2001


 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2001 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002 or for any other period.

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

        The following schedule sets forth the computation of basic and diluted earnings per share:

                                                For the three months     For the six months Ended
                                                   Ended June 30,                June 30,
                                                 2002          2001          2002          2001
                                                 ----          ----          ----          ----
            Basic weighted average shares         835,980     955,882       858,229      991,988
            Dilutive effect of stock options       28,817      32,019        29,637       30,443
                                                ----------------------    -----------------------
            Diluted weighted average shares       864,797     987,901       887,866    1,022,431
                                                ----------------------    -----------------------


(3)     Total Comprehensive Income

        Total comprehensive income is as follows:

                                            Three months         Six months
                                            ended June 30      ended June 30

                                            2002      2001      2002      2001
                                            ----      ----      ----      ----

        Net earnings                       $ 233        96       341       336

        Other comprehensive
          Income-change
          in unrealized gain
          or loss on available-for-
          sale securities, net of
          income tax                         499       203       385       417
                                             ---       ---       ---       ---

        Total comprehensive
          Income                           $ 732       299       726       753
                                             ===       ===       ===       ===

-----------------------

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2002 and 2001


(4)    Adoption of New Accounting Standard

        The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets effective January 1, 2002. As the only intangible assets reflected in the Company's financial statements is the premium on deposits assumed pursuant to the FSLIC Transfer Agreement dated November 19, 1982 in the original amount of $1,212,000, adoption of SFAS 142 did not have any impact on the Company's financial statements. The Company is amortizing the premium over twenty years on the straight-line method. Accumulated amortization on such premiums was $1,187,000 and $1,156,000, respectively, at June 30, 2002 and December 31, 2001. The unamortized balance of $25,000 at June 30, 2002 will be fully amortized in 2002.

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

Net earnings for the first half of 2002 increased $5,000, or 1.5%, as compared to the same period in 2001. Net earnings for the second quarter of 2002 increased $137,000, or 142.7%, as compared to the second quarter of 2001. Net interest income decreased $174,000 for the first six months of 2002 compared to the same period in 2001 and increased $15,000 for the second quarter of 2002 compared to the same period in 2001. The increase in net earnings for the second quarter was primarily attributable to the gain on sale of investment securities of $21,000 in 2002 compared to the loss on mortgage-backed securities sales of $119,000 incurred in 2001. The decrease in net interest income for the first half of 2002 was primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. The increase in net interest income for the second quarter was primarily due to the completed redeployment of proceeds from the sales of securities in the second quarter of 2002 after the restructuring of the securities portfolio in the second quarter of 2001 and declining interest rates on deposits. The gain and loss on the sales of investment and mortgage-backed securities mentioned above resulted in the increase of non interest income for the two periods involved while compensation and occupancy expense were the key components for the increase in noninterest expense.

Interest Income. Interest income decreased $638,000, or 13.0%, to $4.3 million during the first half of 2002. Interest income decreased $245,000, or 10.3%, for the second quarter of 2002 compared to the same period in 2001. The decreases resulted from the accelerated repayments of loans and mortgage-backed securities in a declining rate environment. These decreases were offset by increases generated by the investment securities portfolio.

Interest Expense. Interest expense decreased $464,000, or 14.6%, to $2.7 million during the first half of 2002. Interest expense decreased $260,000, or 16.3%, for the second quarter of 2002 compared to the same period in 2001. Interest expense on deposits decreased due to a decline in market interest rates, partially offset by a $3.9 million increase in deposits from June 30, 2001 to June 30, 2002. Interest expense on FHLB advances was identical for the periods involved.

Provision for Loan Losses. There was no provision for loan loss in 2002 compared to $9,000 for each quarter in 2001. The allowance for losses at June 30, 2002 was $263,000, or .44% of total loans receivable, slightly less than the reserve percentage of .45% at December 31, 2001.

Noninterest income. Noninterest income increased $210,000, or 47.0%, to $657,000 for the first half of 2002. Noninterest income increased $189,000, or 105.0%, for the second quarter of 2002 compared to the same period of 2001. These increases resulted from the respective gains and losses on the investment and mortgage-backed securities portfolios for the periods involved coupled with continued increases in fees generated by the checking account program as well as income earned on the bank-owned life insurance implemented in the first quarter of 2002.

Noninterest expense. Noninterest expense increased $78,000, or 4.8%, to $1.7 million for the first half of 2002. Noninterest expense increased $21,000, or 2.5%, for the second quarter of 2002 compared to the same period in 2001. The increases resulted from increases in occupancy expense and compensation partially offset by decreases in advertising expense.

Income Tax Expense. Income tax expense decreased in the first half of 2002 compared to the first half of 2001. Effective tax rates for the three and six month periods ended June 30, 2002 were 30.0% and 30.5% compared to effective rates of 31.9% and 34.8% in the prior periods. The decline in tax rate was due to the increase in tax exempt income in 2002.

Liquidity and Capital Resources. The Company's assets increased $342,000 from $152.7 million at December 31, 2001 to $153.0 million at June 30, 2002 . The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first six months of 2002, investment and mortgage-backed securities sold totaled $500,000 compared to $13.2 million during the first half of 2001. During the first half of 2002, gross loan purchases and originations totaled $8.4 million compared to $3.7 million for the same period in 2001. The Company purchased loans of $4.0 million during the first six months of 2002 compared to no loans purchased in the same period of 2001. Gross consumer and commercial loans originated were $2.1 million during the first half of 2002 compared to $2.2 million in the first six months of 2001.

Deposits were relatively constant from December 31, 2001 to June 30, 2002, increasing $116,000 during that time period. There were no changes in the FHLB advance portfolio.

At June 30, 2002, the Bank had a Tier 1 capital ratio of 9.59% and a risk based capital ratio of 27.94%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                         June 30, 2002                     December  31, 2001
                         -------------                     ------------------

                     Amount      Percent      Required      Amount    Percent
                     ------      -------      --------      ------    -------

Tier I Capital       $14,566       9.59%       4.00%       $16,046     10.54%
Risk Based Capital    14,827      27.94%       8.00%        16,310     31.97%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Cautionary Statement. This Quarterly Report on Form 10-QSB contains or may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, including statements preceded by, followed by or that include the words, "believes", "expects", "anticipates" or similar expressions. These forward-looking statements involve certain risks and uncertainties and may relate to future operating results of the company. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) a significant increase in competitive pressures among depository and other financial institutions; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic or business conditions, either nationally or in the states in which the Company will be doing business, being less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; (4) legislative or regulatory changes adversely affecting the businesses in which the Company will be engaged; (5) changes in the securities markets; and (6) changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions

Part II.        OTHER  INFORMATION

Item 1. Legal Proceedings
        -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

          Not Applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

          None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          On April 16, 2002, the Company held its Annual Meeting of stockholders (the "meeting"). At the meeting, stockholders re-elected Donald V. Meyer and Larry V. Bailey to the Board of Directors each for a three-year term. Mr. Meyer and Mr. Bailey each received 824,233 Votes For and 10,500 Votes Withheld.

Item 5. Other Information
        -----------------

          None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

           (a) There were no current reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST KANSAS FINANCIAL CORPORATION




Date: August 6, 2002                By: /s/Larry V. Bailey
                                        ----------------------------------
                                        Larry V. Bailey, President


Date: August 6, 2002                By: /s/James J. Casaert
                                        ----------------------------------
                                        James J. Casaert
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)