Form 10QSB
period 2002-09-30
FIRST KANSAS FINANCIAL CORP
filed 2002-11-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 31, 2002

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

         As of November 7, 2002, there were 911,603 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

           Transitional Small Business Disclosure Format (Check one) :

                        Yes                           X   No
                 ------                            ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  September 30, 2002 (Unaudited)
     and December 31, 2001                                                    2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and nine months ended September 30, 2002 and 2001              3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the nine months ended September 30, 2002 and 2001                        4

     Notes to Unaudited Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial                    8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)


---------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,     December 31,
                                                                                          2002               2001
                                      Assets                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $          9,707           10,694
Investment securities available-for-sale, at fair value                                      13,165           12,139
Mortgage-backed securities available-for-sale, at fair value                                 38,678           41,819
Mortgage-backed securities held-to-maturity                                                  23,987           21,288
      (approximate fair value of $24,584 and $21,152, respectively)
Loans receivable, net                                                                        57,839           59,699
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,133            2,288
Real estate held for development                                                                347              357
Accrued interest receivable, prepaid expenses and other assets                                2,441            1,732

---------------------------------------------------------------------------------------------------------------------

Total assets                                                                       $        150,947          152,666
=====================================================================================================================

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         81,490           84,323
    Advances from borrowers for property taxes and insurance                                    445              179
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            2,161              957
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                     -                -

Total liabilities                                                                           134,096          135,459
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized,  none issued                    -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,952           14,920
    Treasury stock (642,335 and 416,390 shares, respectively, at cost)                       (7,983)          (6,382)
    Retained earnings                                                                         9,994            9,565
    Unearned compensation                                                                      (973)          (1,150)
    Accumulated other comprehensive income                                                      706               99
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   16,851           17,207

Total liabilities and stockholders' equity                                         $        150,947          152,666
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
               (Unaudited)
    (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  For the three months        For the nine months
                                                                                  ended September 30,         ended September 30,
                                                                             ---------------------------    ------------------------
                                                                                    2002          2001         2002         2001
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                    $        1,038        1,135        3,218         3,515
    Investment securities                                                               167          178          482           386
    Mortgage-backed securities                                                          801          921        2,439         2,907
    Interest-bearing deposits                                                            23           68           81           291
    Dividends on FHLB stock                                                              32           47           96           143
------------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                                 2,061        2,349        6,316         7,242

Interest expense:
    Deposits                                                                            584          882        1,950         2,712
    Borrowings                                                                          686          687        2,037         2,038
------------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                                1,270        1,569        3,987         4,750

Net interest income                                                                     791          780        2,329         2,492

Provision for loan losses                                                                 -            3            -            21
------------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                     791          777        2,329         2,471
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                        309          245          837           742
    Gain (loss) on sale of investments available-for-sale                                19            -           40          (119)
    Other                                                                                73           56          181           125
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                                401          301        1,058           748
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                           460          455        1,352         1,324
    Occupancy and equipment                                                             137          109          378           322
    Federal deposit insurance premiums and assessments                                   14           14           44            43
    Data processing                                                                      55           52          176           156
    Amortization of premium on deposits assumed                                          16           16           46            46
    Advertising                                                                          32           33           90           101
    Other                                                                               162          149          494           462
------------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                               876          828        2,580         2,454
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                                      316          250          807           765

Income tax expense                                                                       91           85          241           264
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                 $          225          165          566           501
                                                                                 ===========  ===========  ===========  ============

Net earnings per share:
    Basic                                                                    $         0.27         0.18         0.66          0.51
    Diluted                                                                            0.26         0.17         0.64          0.50
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2002 and 2001
               (Unaudited)
               (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2002              2001
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                                   $           566             501
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses                                                                -              21
        Depreciation                                                                           200             151
        Amortization of premium on deposits assumed                                             46              46
        Amortization of loan fees                                                                8              29
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       338             102
        (Gain) loss on sale on investments available-for-sale                                  (40)            119
        Loss on sale of REO                                                                      1               -
        Increase in accrued interest receivable, prepaids and other assets                     (19)            (49)
        Increase in accrued interest payable and other liabilities                             922           1,392
        Impairment of real estate held for development                                          10               -
        Amortization of RSP shares and allocation of ESOP shares                               177             177
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    2,209           2,489
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                                   7,708           3,875
    Loans purchased                                                                         (5,856)              -
    Maturities of investment securities held-to-maturity                                         -           2,451
    Paydowns and maturities of investment securities available-for-sale                      4,147              15
    Paydowns and maturities of mortgage-backed securities available-for-sale                13,365          12,166
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   5,103           3,675
    Sales of mortgage-backed securities available-for-sale                                     355          13,436
    Sales of investment securities available-for-sale                                          538               -
    Purchases of mortgage-backed securities held-to-maturity                                (7,858)              -
    Purchases of mortgage-backed securities available-for-sale                             (10,157)        (23,044)
    Purchases of investment securities available-for-sale                                   (5,455)         (8,431)
    Additions of premises and equipment, net                                                   (45)           (295)
    Proceeds from sale of REO                                                                   14               -
    Investments in cash surrender value of bank owned life insurance                          (750)              -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                          $         1,109           3,848
-------------------------------------------------------------------------------------------------------------------

                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2002            2001
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net (decrease) increase in deposits                                            $        (2,833)            121
    Net increase in advances from borrowers for taxes and insurance                            266             231
    Purchases of common stock for the treasury                                              (1,601)         (1,624)
    Dividends paid                                                                            (137)           (159)
-------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                                       (4,305)         (1,431)
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                          (987)          4,906

Cash and cash equivalents at beginning of period                                            10,694           5,723
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $         9,707          10,629
===================================================================================================================
Noncash activities-transfer of held-to-maturity securities to available-for-sale

               Investment securities                                                             -           6,186
               Mortgage-backed securities                                                        -          22,752


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2002 and 2001


 (1)    Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2001 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002 or for any other period.

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

        The following schedule sets forth the computation of basic and diluted earnings per share:

                                                    For the three months          For the nine months Ended
                                                    Ended September 30,               September 30,
                                                     2002          2001            2002             2001
                                                     ----          ----            ----             ----
            Basic weighted average shares          839,077        941,003         851,775          974,806
            Dilutive effect of stock options        25,323         31,381          28,213           30,734
                                                --------------------------     ----------------------------
            Diluted weighted average shares        864,400        972,384         879,988        1,005,540
                                                --------------------------     ----------------------------


(3)     Total Comprehensive Income

        Total comprehensive income is as follows:

                                              Three months               Nine months
                                              ended September 30,        ended September 30,

                                              2002         2001          2002         2001
                                              ----         ----          ----         ----
        Net earnings                        $  225          165           566          501

        Other comprehensive
          Income-change
          in unrealized gain
          or loss on available-for-
          sale securities, net of
          income tax                           222          420           607          837
                                               ---          ---           ---          ---

        Total comprehensive
          Income                            $  447          585         1,173        1,338
                                               ===          ===         =====        =====

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2002 and 2001


(4)    Adoption of New Accounting Standard

        The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets effective January 1, 2002. As the only intangible assets reflected in the Company's financial statements is the premium on deposits assumed pursuant to the FSLIC Transfer Agreement dated November 19, 1982 in the original amount of $1,212,000, adoption of SFAS 142 did not have any impact on the Company's financial statements. The Company is amortizing the premium over twenty years on the straight-line method. Accumulated amortization on such premiums was $1,202,000 and $1,156,000, respectively, at September 30, 2002 and December 31, 2001. The unamortized balance of $10,000 at September 30, 2002 will be fully amortized during the fourth quarter of 2002.

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

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of securities and loans. The Company's principal operating expenses, aside from interest expense, consists of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net earnings for the first three quarters of 2002 increased $65,000, or 13.0%, as compared to the same period in 2001. Net earnings for the third quarter of 2002 increased $60,000, or 36.4%, as compared to the third quarter of 2001. Net interest income decreased $163,000 for the first nine months of 2002 compared to the same period of 2001 and increased $11,000 for the third quarter of 2002 compared to the same period of 2001. The increase in net earnings for the first nine months was primarily due to the gains on sales of securities of $40,000 in 2002 compared to losses on sales of mortgage-backed securities of $119,000 incurred in 2001. The decrease in net interest income for the first three quarters of 2002 was primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. The gain and loss on sale of investments mentioned above plus the increase in deposit account service fees resulted in the increase in noninterest income for the two periods involved while occupancy expense and compensation were the key components for the increase in noninterest expense.

Interest Income. Interest income decreased $926,000, or 12.8%, to $6.3 million during the first nine months of 2002. Interest income decreased $288,000, or 12.3%, for the third quarter of 2002 compared to the same period in 2001. The decreases resulted from the accelerated repayments of loans and mortgage-backed securities in a declining rate environment. The year-to-date decrease was partially offset by income generated by the investment securities portfolio.

Interest Expense. Interest expense decreased $763,000, or 16.1%, to $4.0 million during the first nine months of 2002. Interest expense decreased $299,000, or 19.1%, for the third quarter of 2002 compared to the same period in 2001. Interest expense on deposits decreased due to a decline in market interest rates, coupled with a slight decrease in deposits from September 30, 2001 to September 30, 2002. Interest expense on FHLB advances was virtually identical for the two periods involved.

Provision for Loan Losses. There was no provision for loan losses for 2002 compared to $21,000 for the first nine months of 2001. The allowance for losses at September 30, 2002 was $262,000, or .45% of total loans receivable, identical to the reserve percentage at December 31, 2001.

Noninterest income. Noninterest income increased $310,000, or 41.4%, to $1.1 million for the first nine months of 2002. Noninterest income increased $100,000, or 33.2%, for the third quarter of 2002 compared to the same period in 2001. These increases resulted from the respective gains and losses on the investment and mortgage-backed securities portfolios for the periods involved coupled with continued increases in fees generated by the checking account program as well as income earned on the bank-owned life insurance implemented in the first quarter of 2002.

Noninterest expense. Noninterest expense increased $126,000, or 5.1%, to $2.6 million for the first nine months of 2002. Noninterest expense increased $48,000, or 5.8%, for the third quarter of 2002 compared to the same period in 2001. The increases resulted from increases in occupancy expense and compensation partially offset by decreases in advertising expense.

Income Tax Expense. Income tax expense decreased in the first nine months of 2002 compared to the first nine months of 2001. Effective tax rates for the three and nine month periods ended September 30, 2002 were 28.8% and 29.9% compared to effective rates of 34.0% and 34.5% in the prior periods. The decline in tax rate was due to the increase in tax exempt income in 2002 as well as the Bank's investment in bank-owned life insurance.

Liquidity and Capital Resources. The Company's assets decreased $1.8 million from $152.7 million at December 31, 2001 to $150.9 million at September 30, 2002. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first nine months of 2002, investment and mortgage-backed securities sold totaled $893,000 compared to $13.4 million during the first nine months of 2001. During the first nine months of 2002, gross loan purchases and originations totaled $11.8 million compared to $7.1 million for the same period in 2001. The Company purchased single-family residential mortgage loans of $5.8 million during the first nine months of 2002 compared to no loans purchased in the same period of 2001. Gross consumer and commercial loans originated were $2.9 million during the first nine months of 2002 compared to $3.1 million in the first nine months of 2001.

Deposits decreased $2.8 million from December 31, 2001 to September 30, 2002, primarily due to a decrease in the certificates of deposit portfolio partially offset by an increase in transaction accounts. There were no changes in the FHLB advance portfolio.

At September 30, 2002, the Bank had a Tier 1 capital ratio of 9.95% and a risk based capital ratio of 28.84%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                         September 30, 2002            December  31, 2001
                         ------------------            ------------------

                           Amount  Percent   Required    Amount  Percent
                           ------  -------   --------    ------  -------

Tier I Capital            $14,885    9.95%    4.00%     $16,046  10.54%
Risk Based Capital         15,125   28.84%    8.00%      16,310  31.97%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Cautionary Statement. This Quarterly Report on Form 10-QSB contains or may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, including statements preceded by, followed by or that include the words, "believes", "expects", "anticipates" or similar expressions. These forward-looking statements involve certain risks and uncertainties and may relate to future operating results of the company. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) a significant increase in competitive pressures among depository and other financial institutions; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic or business conditions, either nationally or in the states in which the Company will be doing business, being less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; (4) legislative or regulatory changes adversely affecting the businesses in which the Company will be engaged; (5) changes in the securities markets; and (6) changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions

Item 4. Controls and Procedures
        -----------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2002, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

          None

Item 5. Other Information
        -----------------

          None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


     (a) There were no current reports on Form 8-K filed during the quarter ended September 30, 2002.

     (b)  Sarbanes-Oxley Section 906 Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    November 13, 2002          By:  /s/Larry V. Bailey
                                         ---------------------------------------
                                         Larry V. Bailey, President


Date:    November 13, 2002          By:  /s/James J. Casaert
                                         ---------------------------------------
                                         James J. Casaert
                                         Vice President and Treasurer
                                         (Principal Accounting Officer)

                       FIRST KANSAS FINANCIAL CORPORATION
                               Osawatomie, Kansas

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

         I, Larry V. Bailey, President and Chief Executive Officer of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                    /s/Larry V. Bailey
                                           -------------------------------------
                                           Larry V. Bailey,
                                           President and Chief Executive Officer

                       FIRST KANSAS FINANCIAL CORPORATION
                               Osawatomie, Kansas

                                  CERTIFICATION

                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

         I, James J. Casaert, Vice President and Treasurer, of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, of the Company;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which the report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     (c) presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                   /s/James J. Casaert
                                           -------------------------------------
                                           James J. Casaert
                                           Vice President and Treasurer