Form 10KSB
period 2002-12-31
FIRST KANSAS FINANCIAL CORP
filed 2003-03-13
CIK 1056811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                      -OR-

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________.

                         Commission File Number: 0-24037
                                                 -------

                       First Kansas Financial Corporation
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Kansas                                               48-1198888
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


600 Main Street, Osawatomie, Kansas                                      66064
---------------------------------------                               ----------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:  (913) 755-3033
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $9.6 million

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 6, 2003, was $10.5 million.

     As of March 10, 2003, there were 908,245 outstanding shares of the registrant's Common Stock.

     Transitional Small Business Disclosure Format (check one): YES    NO X .
                                                                   ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

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

Lending Activities

     The following table sets forth information concerning the types of loans held by the Bank.

                                                              At December 31,
                                                  ---------------------------------------
                                                        2002                  2001
                                                  ------------------   ------------------
                                                   Amount    Percent    Amount    Percent
                                                  --------   -------   --------   -------
                                                           (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family........................     $53,852     91.89%    $55,683    92.19%
  Commercial.................................         536      0.91         543     0.90
  Land.......................................         680      1.16         560     0.92
  Construction...............................         752      1.29         664     1.10
                                                  -------    ------     -------   ------
    Total mortgage loans.....................      55,820     95.25      57,450    95.11
                                                  -------    ------     -------   ------
Consumer loans...............................       2,391      4.08       2,642     4.38
Commercial loans.............................         390      0.67         310     0.51
                                                  -------    ------     -------   ------
    Total loan portfolio.....................      58,601    100.00%     60,402   100.00%
                                                  -------    ======     -------   ======
Less:
  Loans in process...........................         424                   387
  Deferred fees, premiums and discounts......          21                    48
  Allowance for loan losses..................         260                   268
                                                  -------               -------
    Total loans receivable, net..............     $57,896               $59,699
                                                  =======               =======


     The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 2002. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement. All commercial and consumer loans shown in the table below have fixed interest rates. At December 31, 2002, the mortgage portfolio was comprised of $28.5 million in fixed rate loans and $27.3 million in variable rate loans.


                                Mortgage   Commercial   Consumer    Total
                                Loans(1)      Loans       Loans     Loans
                                --------   ----------   --------  --------
                                              (In thousands)
Amounts due:
Within 1 year.............       $   111       $266     $  646    $ 1,023
Over 1 to 5 years.........           768        124      1,434      2,326
Over 5 years..............        54,941          -        312     55,253
                                 -------       ----     ------    -------
  Total amount due........       $55,820       $390     $2,392    $58,602
                                 =======       ====     ======    =======

_____________
(1)  Includes construction loans.

     Mortgage Loans:

     One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating and purchasing one- to four-family residential mortgage loans secured by property located in the Bank's market areas. At December 31, 2002, approximately 49% of the Bank's loan portfolio was comprised of adjustable-rate mortgage ("ARM") loans. The Bank retains ARM loans for its portfolio. The remainder consists of fixed-rate loans which the Bank originates either to resell in the secondary market or to retain in its portfolio, depending on the yield on the loan and on its asset/liability management objectives. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or repay loans at their option.

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

     Commercial Loans:

     The Bank's commercial loan portfolio is comprised primarily of two floor plan loans to a local car dealer and a loan on a local lumber yard.

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

     Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the loan application. Loan commitments in excess of this period may be issued upon payment of a non-refundable fee or upon agreement on an interest rate float, allowing the Bank to adjust the interest rate on the loan. As of December 31, 2002, there were outstanding commitments to originate loans of $317,000.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was $2.5 million at December 31, 2002. At December 31, 2002, the outstanding loans of the Bank's five largest borrowers have balances between $484,000 and $842,000. All of these loans were performing in accordance with their terms.

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

     Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended December 31, 2002, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial.

                                                       At December 31,
                                                      ----------------
                                                       2002      2001
                                                      ------    ------
                                                       (In thousands)
Loans accounted for on a non-accrual basis:
  One- to four-family ............................     $68      $ -
  Consumer .......................................       -        4
                                                       ---      ---
    Total ........................................      68        4
                                                       ---      ---

Accruing loans delinquent 90 days or more:
  One- to four-family ............................       -        -
  Consumer .......................................       -        -
                                                       ---      ---
    Total ........................................       -        -
                                                       ---      ---
      Total non-performing loans .................      68        4
                                                       ---      ---

Foreclosed assets:
  One- to four-family ............................       -       15
  Consumer .......................................       -        -
                                                       ---      ---
    Total ........................................       -       15
                                                       ---      ---

Total non-performing assets ......................     $68      $19
                                                       ===      ===
Total non-performing loans as a
  percentage of net loans ........................    0.18%    0.01%
                                                      ====     ====
Total non-performing assets as a
  percentage of total assets .....................    0.05%    0.01%
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

     At December 31, 2002, the Bank had loans classified as special mention, substandard, doubtful and loss as follows (in thousands):


Special mention (1)............................           $ 14
Substandard (2)................................            278
Doubtful assets................................              -
Loss assets ...................................              -
                                                          ----
     Total.....................................           $292
                                                          ====
________________
(1)  Consisting of one consumer loan ($13,704).
(2) Consisting of two consumer loans ($4,702 and $666) and five mortgage loans ($43,801, $23,991, $361, $117,018 and $87,569).

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


                                                  At December 31,
                                  ---------------------------------------------
                                         2002                    2001
                                  --------------------    ---------------------
                                           Percent of                Percent of
                                            Loans in                  Loans in
                                              Each                      Each
                                           Category to              Category to
                                  Amount   Total Loans     Amount   Total Loans
                                  ------   -----------     ------   -----------
                                             (Dollars in thousands)
Mortgage loans
  One- to four-family........       $205      91.89%       $194       92.19%
  Commercial.................          5       0.91           -        0.90
  Land.......................          7       1.16           -        0.92
  Construction...............          3       1.29           -        1.10
Consumer loans...............         35       4.08          74        4.38
Commercial loans.............          5       0.67           -        0.51
                                    ----     ------        ----      ------
     Total allowance.........       $260     100.00%       $268      100.00%
                                    ====     ======        ====      ======


     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                         At December 31,
                                                      ----------------------
                                                       2002            2001
                                                      ------          ------
                                                      (Dollars in thousands)

Balance at beginning of period...................       $268           $256
                                                        ----           ----
Charge-offs:
  One- to four-family............................          -             (3)
  Consumer.......................................         (8)            (6)
                                                        ----           ----
                                                          (8)            (9)
                                                        ----           ----
Recoveries:
  One- to four-family............................          -              -
  Consumer ......................................          -              -
                                                        ----           ----
                                                           -              -
                                                        ----           ----
Net charge-offs..................................         (8)            (9)
Provision for loan losses........................          -             21
                                                        ----           ----
Balance at end of period.........................       $260           $268
                                                        ====           ====
Allowance for loan losses to total
  non-performing loans at end of period..........     382.35%      6,700.00%
                                                      ======       ========
Allowance for loan losses to net loans at
  end of period..................................       0.45%          0.45%
                                                        ====           ====

Investment Activities

     Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Savings Institution Regulation -- Federal Home Loan Bank System" and "Management's Discussion and Analysis -- Liquidity and Capital Resources." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, (iv) asset/liability management, and (v) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115. At December 31, 2002, the Bank's investment portfolio policy permitted investments in instruments such as:
(i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months),
(viii) collateralized automobile receivables, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. See "-- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

     The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2002, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

     At December 31, 2002, the Bank's mortgage-backed securities portfolio classified as "available- for-sale" totaled $39.4 million, and the Bank's mortgage-backed securities portfolio classified as "held-to- maturity" totaled $21.5 million. Each security was issued by GNMA, FHLMC or FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

     CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with prepayment options on the underlying mortgages. A CMO can be collateralized directly by mortgages, but more often is collateralized by mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC and held in trust for CMO investors. In contrast to mortgage-backed securities in which the cash flow is received pro rata by all security holders, the cash flow from the mortgage loans underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO tranches. Different tranches are created, each with its own stated maturity, estimated average life, coupon rate, and prepayment characteristics. Most of the CMOs owned by the Bank are government agency guaranteed. A few of the CMOs consist of small private issues collateralized by mortgage loans and include extra credit enhancements sufficient to earn the highest credit ratings from independent rating agencies. At December 31, 2002, the Bank's CMO portfolio classified as "available-for-sale" had a carrying value of $11.5 million and its CMO portfolio classified as "held-to- maturity" had a carrying value of $1.5 million.

     Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Bank's Financial Statements.


                                                             At December 31,
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
                                                              (In thousands)

Investments:
U.S.  agency securities...............................      $ 7,306    $ 7,646
Mortgage-backed securities held-to-maturity...........       21,548     21,288
Mortgage-backed securities available-for-sale.........       39,357     41,819
State and municipal obligations available-for-sale....        1,661      1,271
Other - available-for-sale............................        5,214      3,222
FHLB stock............................................        2,650      2,650
                                                            -------    -------
   Total investments .................................      $77,736    $77,896
                                                            =======    =======

     The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at December 31, 2002 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Yields on tax exempt obligations have been computed on a tax equivalent basis.

                                                                                                                     Total
                               One Year or Less   One to Five Years  Five to Ten Years More than Ten Years   Investment Securities
                               -----------------  -----------------  ----------------- ------------------- -------------------------
                                        Weighted           Weighted           Weighted            Weighted          Weighted
                               Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average   Fair
                                Value     Yield     Value    Yield     Value    Yield     Value    Yield     Value    Yield    Value
                               -------- --------  -------- --------  -------- --------  --------  -------- -------- --------  ------
                                                                          (Dollars in thousands)


Investments:
  U.S.  agency securities.....  $  -        -%    $    -        -%    $4,221    4.49%    $ 3,085   3.16%   $ 7,306    3.93%  $ 7,306
  Mortgage-backed securities..     -        -        318     4.94          -       -      60,587   4.66     60,905    4.66    61,304
  FHLB stock..................     -        -          -        -          -       -       2,650   3.75      2,650    3.75     2,650
  State municipal obligations.     -        -          -        -        516    4.78       1,145   6.26      1,661    5.80     1,661
  Other debt securities.......   723     3.71      3,195     5.43        515    5.12         781   6.53      5,214    5.33     5,214
                                ----              ------              ------             -------           -------           -------
     Total investments........  $723     3.71%    $3,513     5.39%    $5,252    4.58%    $68,248   4.61%   $77,736    4.63%  $78,135
                                ====              ======              ======             =======           =======           =======


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

     Non-interest bearing demand, regular savings, money market demand and NOW accounts constituted $34.7 million, or 42.4%, of the Bank's deposit portfolio at December 31, 2002 and the weighted average interest rate paid on such interest-bearing accounts at that date was 1.25%. Certificates of deposit constituted $47.2 million, or 57.6%, of the deposit portfolio, of which $4.4 million, or 5.3%, of the deposit portfolio were certificates of deposit with balances of $100,000 or more. Such deposits are offered at negotiated rates. The weighted average interest rates paid on certificates of deposits with deposit balances under $100,000 and over $100,000 were 3.52% and 3.35%, respectively, at December 31, 2002. As of December 31, 2002, the Bank had no brokered deposits.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                              Certificates
       Maturity Period                        of Deposits
       ---------------                        ------------
                                             (In thousands)

       Within three months                        $  996
       Three through six months                      798
       Six through twelve months                   1,622
       Over twelve months                            744
                                                  ------
                                                  $4,160
                                                  ======

     Borrowings. Advances (borrowings) may be obtained from the FHLB of Topeka to supplement the Bank's supply of lendable funds. Advances from the FHLB of Topeka are typically secured by a pledge of the Bank's stock in the FHLB of Topeka, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate (which may be fixed or adjustable) and range of maturities. At December 31, 2002, the Bank could borrow up to $60.4 million from the FHLB of Topeka. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31,

2002, borrowings from the FHLB of Topeka totaled $50.0 million. The Bank had no other borrowings outstanding.

Personnel

     At December 31, 2002, the Bank had 34 full-time employees and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group. Management believes that its relationship with the employees is good.

Subsidiary Activity

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or loans to, subsidiary corporations. An additional investment of 1% of assets is permitted when the additional investment is utilized primarily for community development purposes. Pursuant to these limitations, as of December 31, 2002, the Bank was authorized to invest up to approximately $3.0 million in the stock of, or loans to, service corporations (based upon the 2% limitation). The Bank has one wholly-owned service corporation, First Enterprises, Inc. ("FEI"). In recent years, FEI has been primarily utilized as an agency for the sale of credit life insurance, mortgage life insurance and certain fixed- and variable-rate annuities. However, in August 1995, the Bank purchased for development through FEI an 8.3 acre tract of land in Paola, Kansas known as Baptiste Commons. This tract of land consists of seven commercial sites, one of which was used for the site of the Bank's new office building. The Bank's investment in this real estate development project will continue to decline as the remaining lots are sold. At December 31, 2002, the total investment in this real estate was $347,000.

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

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange

Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2002. The Bank's capital ratios are set forth in Note 13 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions may effectively impose higher capital requirements on the Bank.

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

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2002, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property

(a)  Properties.

     The Bank owns 5 of its 6 offices and leases 1 of them. The net book value of this real property at December 31, 2002, was $1.5 million. The Bank's total investment in office equipment had a net book value of $560,000 at December 31, 2002.

                                Leased     Year      Year     Net Book Value of
                                  or     Leased or   Lease    Real Property at
         Location               Owned    Acquired    Expires  December 31, 2002
         --------               ------   ---------   -------  -----------------

MAIN OFFICE:
600 Main Street                  Owned      1974       N/A        $164,000
Osawatomie, Kansas 66064

2205 South Main                  Owned      1981       N/A        $209,000
Fort Scott, Kansas  66701

100 West Amity                   Owned      1974       N/A        $317,000
Louisburg, Kansas  66053

125 North Mill                   Owned      1999       N/A        $ 29,000
Beloit, Kansas  67420

1310 Baptiste Drive              Owned      1998       N/A        $825,000
Paola, Kansas  66071

762 4th Street                   Leased     1984       2004       $   N/A
Phillipsburg, Kansas  67661


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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial  Ownership  Reporting  Compliance"  and  "Proposal  I -  Election  of
Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2002 (the "Proxy Statement") is incorporated herein by reference.

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

     Set forth  below is  information  as of December  31, 2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.



                                          EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                       (b)                        (c)
                                                                                                 Number of securities
                                                                                                 remaining available
                                            Number of securities       Weighted-average           for future issuance
                                             to be issued upon         exercise price of             under equity
                                                exercise of               outstanding             compensation plans
                                            outstanding options,       options, warrants        (excluding securities
                                            warrants and rights           and rights          reflected in column (a))
                                            -------------------        ------------------     ------------------------


Equity compensation plans
  approved by shareholders
   First Kansas Financial Corporation
    1999 Stock Option Plan..............             132,079                  $10.75                    23,314
   First Kansas Federal Savings Bank
    1999 Restricted Stock Plan..........                 N/A                  $  N/A                       N/A
Equity compensation plans
  not approved by shareholders                           N/A                  $  N/A                       N/A
                                                     -------                  ------                    ------
     TOTAL.............................              132,079                  $10.75                    23,314
                                                     =======                  ======                    ======


Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report.

          1. The consolidated balance sheets of First Kansas Financial Corporation as of December 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               (a)  List of Exhibits:

                    3(i) Articles of  Incorporation  of First  Kansas  Financial
                         Corporation *
                    3(ii) Bylaws of First Kansas Financial Corporation *
                    10.1 Employment Agreement with Larry V. Bailey **
                    10.2 First Kansas Financial Corporation 1999 Stock Option Plan ***
                    10.3 First Kansas Financial Corporation 1999 Restricted Stock Plan ***
                    13   Annual Report to Stockholders for the fiscal year ended
                         December 31, 2002
                    21   Subsidiaries   of  the   Registrant   (See   "Item   1.
                         Description of Business)
                    23   Consent of KPMG LLP
                    99   Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         adopted  pursuant to Section 906 of the  Sarbanes-Oxley
                         Act of 2002
                    _______________

                    *    Incorporated by reference to the Company's Registration
                         Statement on Form SB-2 (File No. 333- 48093) declared effective by the SEC on May 8, 1998.

                    ** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1998.

                    ***  Incorporated by reference to the Company's proxy statement dated December 30, 1998 (File No. 000-24037)

               (b)  Reports on Form 8-K:

                         None.


Item 14. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2003.

                                   FIRST KANSAS FINANCIAL CORPORATION


                                   By:  /s/ Larry V. Bailey
                                        ----------------------------------------
                                        Larry V. Bailey
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2003.



                                                  /s/ James E. Breckenridge
----------------------------------                ------------------------------
Roger L. Coltrin                                  James E. Breckenridge
Chairman                                          Director


/s/ Sherman W. Cole                               /s/ J. Darcy Domoney
----------------------------------                ------------------------------
Sherman W. Cole                                   J. Darcy Domoney
Director                                          Director


/s/ Donald V. Meyer                               /s/ Larry V. Bailey
----------------------------------                ------------------------------
Donald V. Meyer                                   Larry V. Bailey
Director                                          Director, President and CEO


/s/ James J. Casaert
----------------------------------
James J. Casaert
Vice President and Treasurer
(Principal Accounting Officer)

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Larry V. Bailey, President and Chief Executive Officer of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Company;

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

4.   The  Company's  other  certifying   officer  and  I  are  responsible   for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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


Date: March 12, 2003                       /s/ Larry V. Bailey
      ---------------                      -------------------------------------
                                           Larry V. Bailey
                                           President and Chief Executive Officer

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

     I, James J. Casaert, Vice President and Treasurer, of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Annual Report on Form 10-KSB for the year ended December 31, 2002, of the Company;

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

4.   The  Company's  other  certifying   officer   and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) for the Company and have:

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



Date: March 12, 2003                       /s/ James J. Casaert
      ---------------                      -------------------------------------
                                           James J. Casaert
                                           Vice President and Treasurer