Form 10QSB
period 2003-03-31
FIRST KANSAS FINANCIAL CORP
filed 2003-05-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Kansas                                                48-1198888
---------------------------------                         ----------------------
(State or other Jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification Number


600 Main Street,   Osawatomie, Kansas                                   66064
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
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

     As of May 9, 2003, there were 908,245 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional Small Business Disclosure Format (Check one) :


                              Yes                        X  No
                          ---                           ---

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                        PAGE
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  March  31, 2003 (Unaudited)
     and December 31, 2002                                                2

     Consolidated Statements of Earnings - (Unaudited) for
     the three months ended March 31, 2003 and 2002                       3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the three months ended March 31, 2003 and 2002                       4

     Notes to Unaudited Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial                8
               Condition and Results of Operations

Item 3.  Controls and Procedures                                          9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               10

Item 2.  Changes in Securities and Use of Proceeds                       10

Item 3.  Defaults Upon Senior Securities                                 10

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                               11

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,     December 31,
                                                                                             2003            2002
                                      Assets                                              (unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          $          9,918            9,558
Investment securities available-for-sale                                                     12,083           14,181
Mortgage-backed securities available-for-sale                                                45,334           39,357
Mortgage-backed securities held-to-maturity                                                  18,709           21,548
      (approximate fair value of $19,029 and $22,187, respectively)
Loans receivable, net                                                                        59,746           57,896
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   2,042            2,104
Real estate held for development                                                                347              347
Accrued interest receivable, prepaid expenses and other assets                                2,524            2,491
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $        153,353          150,132
=====================================================================================================================

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------

Liabilities:
    Deposits                                                                       $         84,669           81,954
    Advances from borrowers for property taxes and insurance                                    411              189
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            1,427            1,150
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           136,507          133,293
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Preferred stock, $.10 par value, 2,000,000 shares authorized, none issued                     -                -
    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               14,983           14,964
    Treasury stock   (645,693 and 642,335 shares, respectively, at cost)                     (8,033)          (7,983)
    Retained earnings                                                                        10,097           10,067
    Unearned compensation                                                                      (854)            (913)
    Accumulated other comprehensive income                                                      498              549
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   16,846           16,839

Commitments
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $        153,353          150,132
=====================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
               (Unaudited)
    (In thousands except per share data)


---------------------------------------------------------------------------------------------------------------
                                                                                          For the three months
                                                                                             ended March 31,
                                                                                          ---------------------
                                                                                           2003          2002
---------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                            $      953          1,095
    Investment securities                                                                   128            141
    Mortgage-backed securities                                                              636            808
    Interest-bearing deposits                                                                21             35
    Dividends on FHLB stock                                                                  23             32
---------------------------------------------------------------------------------------------------------------
Total interest income                                                                     1,761          2,111

Interest expense:
    Deposits                                                                                460            712
    Borrowings                                                                              672            672
---------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    1,132          1,384

Net interest income                                                                         629            727

Provision for loan losses                                                                     -              -
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                         629            727
---------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                            263            236
    Gain on sale of investment securities available-for-sale                                 55              -
    Other                                                                                    52             52
---------------------------------------------------------------------------------------------------------------

Total noninterest income                                                                    370            288
---------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                               478            442
    Occupancy and equipment                                                                 129            122
    Federal deposit insurance premiums and assessments                                       16             15
    Data processing                                                                          58             67
    Amortization of premium on deposits assumed                                               -             15
    Advertising                                                                              31             32
    Other                                                                                   184            164
---------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                                   896            857
---------------------------------------------------------------------------------------------------------------

Earnings before income tax expense                                                          103            158

Income tax expense                                                                           28             50
---------------------------------------------------------------------------------------------------------------

Net earnings                                                                         $       75            108
                                                                                     ===========   ============

Net earnings per share - basic and diluted                                           $     0.08           0.12
===============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the three months ended March 31, 2003 and 2002
               (Unaudited)
             (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2003            2002
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net earnings                                                                   $            75             108
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                            68              67
        Amortization of premium on deposits assumed                                              -              15
        Amortization of loan fees and premiums                                                   1               1
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       206             121
        Loss on sale of REO                                                                      -               1
        Gain on sale of investment securities available-for-sale                               (55)              -
        Change in accrued interest receivable, prepaids and other assets                       (33)              2
        Change in accrued interest payable and other liabilities                               366             522
        Amortization of RSP shares and allocation of ESOP shares                                59              59
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                      687             896
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans, net                                                                   1,252           2,497
    Loans purchased                                                                         (3,103)         (2,885)
    Maturities of investment securities available-for-sale                                   1,339             665
    Paydowns and maturities of mortgage-backed securities available-for-sale                 8,092           4,823
    Paydowns and maturities of mortgage-backed securities held-to-maturity                   2,781           1,641
    Proceeds from sale of investment securities available-for-sale                           1,055               -
    Purchases of mortgage-backed securities available-for-sale                             (14,284)         (4,385)
    Purchases of investment securities available-for-sale                                     (295)         (1,940)
    Investments in cash surrender value of bank owned life insurance                             -            (750)
    Proceeds from sale of REO                                                                    -              14
    Purchases of premises and equipment, net                                                    (6)             (6)
-------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                              $        (3,169)           (326)
-------------------------------------------------------------------------------------------------------------------

                                                                (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (Unaudited)
          (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2003            2002
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                       $         2,715           2,450
    Net increase in advances from borrowers for taxes and insurance                            222             233
    Purchases of common stock for treasury                                                     (50)         (1,601)
    Dividends paid                                                                             (45)            (46)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    2,842           1,036
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                      360           1,606

Cash and cash equivalents at beginning of period                                             9,558          10,694
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $         9,918          12,300
===================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31, 2003 and 2002



(1)  Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002.

     The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003 or for any other period.

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

     The following schedule summarizes the number of average shares and equivalents used in the computation of earnings per share:


                                                For the three months
                                                  Ended March 31,
                                              ----------------------
                                                 2003         2002
                                              ----------------------
Basic shares outstanding                       843,729       880,726
Dilutive effect of stock options                41,238        30,516
                                              ----------------------
Diluted shares outstanding                     884,967       911,242
                                              ======================

(3)  Stock Buy Back

     The Company purchased 3,358 shares of common stock in the first quarter of 2003. Cost of the shares purchased in the quarter equaled $50,471. Such shares have been recorded as treasury stock in the accompanying consolidated balance sheet at March 31, 2003.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
March 31, 2003 and 2002


(4)  Total Comprehensive Income

     Total comprehensive income is as follows:


                                                          Three months
                                                         ended March 31
                                                       ------------------
                                                        2003         2002
                                                       ------------------
                                                         (in thousands)

          Net earnings                                  $75         $108

          Reclassification adjustment
             for gain included in net
             earnings, net of income tax                (36)           -

          Other comprehensive income-
             change in unrealized gain
             or loss on available-for-sale
             securities, net of income tax              (15)         114
                                                       ------------------
          Total comprehensive income  (loss)            $24         $ (6)
                                                       ==================

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

The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense from interest-bearing liabilities. The Company's operations are also affected by noninterest income, such as service charges, loan fees and gains and losses from the sale of loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, provisions for loan losses and general and administration expenses.

Net Earnings. Net earnings for the first three months of 2003 decreased $33,000, or 30.6%, as compared to the same period in 2002. Net interest income decreased $98,000, or 13.5%, for the first three months of 2003 compared to the same period in 2002 primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. Noninterest income increased due to the gain on the sale of an investment security while compensation expense was the key component for the increase in noninterest expense.

Interest Income. Interest income decreased $350,000 or 16.6%, to $1.8 million for the first quarter of 2003. This decrease resulted from the general decline in interest rates in all portfolios.

Interest Expense. Interest expense decreased $252,000, or 18.2%, to $1.1 million during the first quarter of 2003. Interest expense on deposits decreased due to a decline in market interest rates as well as a $2.1 million decrease in deposits. Interest expense on FHLB advances remained unchanged for the two periods involved.

Provision for Loan Losses. The allowance for loan losses at March 31, 2003 was $260,000 or .44% of total loans receivable, slightly less than the reserve percentage of .45% at December 31, 2002.

Noninterest income. Noninterest income increased $82,000, or 28.5%, to $370,000 for the first three months of 2003 compared to the same period in 2002. This increase resulted from gain on the sale of an investment security as well as an increase in deposit account service fees.

Noninterest expense. Noninterest expense increased $39,000, or 4.6%, to $896,000 for the first quarter of 2003 compared to first quarter of 2002. The increase was primarily due to the increase in compensation expense resulting from an increase in employee benefit expense.

Income Tax Expense. Income tax expense decreased for first quarter 2003 compared to first quarter 2002 with effective tax rates of 27.2% and 31.6% respectively. The decrease in the effective tax rate is due to the increase in income from our bank-owned life insurance investment.

Asset Distribution. The Company's assets grew from $150.1 million at December 31, 2002 to $153.4 million at March 31, 2003. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first three months of 2003, gross loan purchases and mortgage originations totaled $5.3 million compared to $4.5 million for the same period of 2002. The Company purchased $3.1 million of loans in the first quarter of 2003 compared to $2.9 million in 2002. In the first three months of 2003, the Company purchased $14.6 million in mortgage-backed and investment securities compared to $6.3 million for the same period in 2002. Gross consumer and commercial loans originated were $559,000 for the first quarter of 2003 compared to $512,000 for the first three months of 2002.

Liability distribution Deposits increased $2.7 million from December 31, 2002 to March 31, 2003 primarily due to increases in noninterest bearing checking accounts, transaction accounts and statement savings. FHLB advances remained unchanged from December 31, 2002.

Capital. At March 31, 2003 the Bank had a Tier 1 capital ratio of 9.95% and a risk based capital ratio of 28.24%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                              March 31, 2003           December  31, 2002
                        ---------------------------    ------------------
                        Amount   Percent   Required     Amount    Percent
                        -------  -------   --------    --------   -------

Tier I Capital          $15,160    9.95%     4.00%      $15,090     10.13%
Risk Based Capital       15,403   28.24%     8.00%       15,333     29.03%

Savings associations and their holding companies are generally expected to operate at or above the minimum capital requirements and the above ratios are well in excess of regulatory minimums.

Cautionary Statement. This Quarterly Report on Form 10-QSB contains or may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, including statements preceded by, followed by or that include the words, "believes", "expects", "anticipates" or similar expressions. These forward-looking statements involve certain risks and uncertainties and may relate to future operating results of the company. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) a significant increase in competitive pressures among depository and other financial institutions; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic or business conditions, either nationally or in the states in which the Company will be doing business, being less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; (4) legislative or regulatory changes adversely affecting the businesses in which the Company is engaged; (5) changes in the securities markets; and (6) changes in the banking industry including the effects of consolidation resulting from possible mergers of financial institutions.

Item 3.   Controls and Procedures
          -----------------------

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Part II.        OTHER  INFORMATION

Item 1. Legal Proceedings
        -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

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

          None

Item 5. Other Information
        -----------------

          None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  Exhibits.

               99.1 Certification  Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

          (b) There were no current reports on Form 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST KANSAS FINANCIAL CORPORATION


Date:  May 13, 2003                     By:  /s/ Larry V. Bailey
                                             -----------------------------------
                                             Larry V. Bailey, President



Date:  May 13, 2003                     By:  /s/ James J. Casaert
                                             -----------------------------------
                                             James J. Casaert
                                             Vice President and Treasurer
                                             (Principal Accounting Officer)

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, Larry V. Bailey, President and Chief Executive Officer of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Company;

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



Date:  May 13, 2003                       /s/ Lary V. Bailey
                                          --------------------------------------
                                          Larry V. Bailey
                                          President and Chief Executive Officer

                                  CERTIFICATION
                             Pursuant to Section 302
                                     of the
                           Sarbanes-Oxley Act of 2002

     I, James J. Casaert, Vice President and Treasurer of First Kansas Financial Corporation (the "Company"), hereby certify that:

1. I have reviewed the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Company;

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


Date:  May 13, 2003                              /s/ James J. Casaert
                                                 -------------------------------
                                                 James J. Casaert
                                                 Vice President and Treasurer