Form 10QSB
period 2003-06-30
FIRST KANSAS FINANCIAL CORP
filed 2003-08-13
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE AC T OF 1934

                  For the quarterly period ended June 30, 2003

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

     For the transition period from ___________ to ____________

                         Commission File Number 0-24037

                       FIRST KANSAS FINANCIAL CORPORATION
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Kansas                                               48-1198888
----------------------------------------                 ----------------------
(State or other Jurisdiction of                             I.R.S. Employer
  incorporation or organization)                         Identification Number

600 Main Street,   Osawatomie, Kansas                               66064
-----------------------------------------------                  -------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (913) 755-3033
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

     As of August 3, 2003, there were 908,245 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional Small Business Disclosure Format (Check one) :


                                    Yes                  X     No
                            ------                    ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  June 30, 2003 (Unaudited)
     and December 31, 2002                                                    2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and six  months ended June 30, 2003 and 2002                   3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the six months ended June 30, 2003 and 2002                              4

     Notes to Unaudited Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial                    8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities and Use of Proceeds                           10

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS
Consolidated Balance Sheets
    (In thousands)

=====================================================================================================
                                                                             June 30,    December 31,
                                                                              2003          2002
                                      ASSETS                               (unaudited)
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                  $  10,289        9,558
Investment securities available-for-sale, at fair value                       12,049       14,181
Mortgage-backed securities available-for-sale, at fair value                  43,448       39,357
Mortgage-backed securities held-to-maturity                                   14,537       21,548
      (approximate fair value of $15,039 and $22,187, respectively)
Loans receivable, net                                                         63,764       57,896
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                      2,650        2,650
Premises and equipment, net                                                    1,983        2,104
Real estate held for development                                                 347          347
Accrued interest receivable, prepaid expenses and other assets                 2,516        2,491
----------------------------------------------------------------------------------------------------

Total assets                                                               $ 151,583      150,132
====================================================================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                               $  82,691       81,954
    Advances from borrowers for property taxes and insurance                     258          189
    Borrowings from FHLB of Topeka                                            50,000       50,000
    Accrued interest payable and other liabilities                             1,591        1,150
----------------------------------------------------------------------------------------------------
Total liabilities                                                            134,540      133,293
----------------------------------------------------------------------------------------------------
Stockholders' equity:

    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                             155          155
    Additional paid-in capital                                                15,006       14,964
    Retained earnings                                                         10,157       10,067
    Treasury stock (645,693 and 642,335 shares, respectively, at cost)        (8,033)      (7,983)
    Unearned compensation                                                       (795)        (913)
    Accumulated other comprehensive income                                       553          549
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    17,043       16,839

Commitments                                                                       --           --
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $ 151,583      150,132
====================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
               (Unaudited)
    (In thousands except per share data)

=================================================================================================================
                                                                    For the three months      For the six months
                                                                        ended June 30,            ended June 30,
                                                                        -------------             -------------
                                                                     2003          2002         2003         2002
-----------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                           $  977        1,085        1,930        2,180
    Investment securities                                              127          174          255          315
    Mortgage-backed securities                                         616          830        1,252        1,638
    Interest-bearing deposits                                           15           23           36           58
    Dividends on FHLB stock                                             23           32           46           64
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                1,758        2,144        3,519        4,255

Interest expense:
    Deposits                                                           416          654          876        1,366
    Borrowings                                                         679          679        1,351        1,351
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                               1,095        1,333        2,227        2,717

Net interest income                                                    663          811        1,292        1,538

Provision for loan losses                                               --           --           --           --
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    663          811        1,292        1,538
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
    Deposit account service fees                                       301          292          564          528
    Gain on sale of mortgage-backed securities available-for-sale       --           21           --           21
    Gain on sale of investment securities available-for-sale            --           --           55           --
    Other                                                               56           56          108          108
-----------------------------------------------------------------------------------------------------------------
Total noninterest income                                               357          369          727          657
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Compensation and benefits                                          472          450          950          892
    Occupancy and equipment                                            125          119          254          241
    Federal deposit insurance premiums and assessments                  14           15           30           30
    Data processing                                                     56           54          114          121
    Amortization of premium on deposits assumed                         --           15           --           30
    Advertising                                                         31           26           62           58
    Other                                                              171          168          355          332
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                                              869          847        1,765        1,704
-----------------------------------------------------------------------------------------------------------------
Earnings before income tax expense                                     151          333          254          491

Income tax expense                                                      45          100           73          150
-----------------------------------------------------------------------------------------------------------------
Net earnings                                                        $  106          233          181          341
                                                                    ======        =====        =====        =====
Net earnings per share:
    Basic                                                           $ 0.13         0.28         0.21         0.40
    Diluted                                                           0.13         0.27         0.20         0.38
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows
For the six months ended June 30, 2003 and 2002
               (Unaudited)
              (In thousands)

=====================================================================================================
                                                                                 2003         2002
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                               $    181         341
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                136         133
        Amortization of premium on deposits assumed                                   -          30
        Amortization of loan fees                                                    (4)          1
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                            382         227
        Gain on sale of investment securities available-for-sale                    (55)          -
        Gain on sale of mortgage-backed securities available-for-sale                 -         (21)
        Loss on sale of REO                                                           -           1
        Increase in accrued interest receivable, prepaids and other assets          (25)        (80)
        Increase in accrued interest payable and other liabilities                  530         802
        Amortization of RSP shares and allocation of ESOP shares                    118         118
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         1,263       1,552
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Decrease in loans                                                             3,005       3,715
    Loans purchased                                                              (8,869)     (4,032)
    Maturities of investment securities available-for-sale                        2,434         838
    Paydowns and maturities of mortgage-backed securities available-for-sale     14,979       9,037
    Paydowns and maturities of mortgage-backed securities held-to-maturity        6,916       3,124
    Proceeds from sale of investment securities available-for-sale                1,055         538
    Purchases of mortgage-backed securities held-to-maturity                          -      (1,029)
    Purchases of mortgage-backed securities available-for-sale                  (19,407)    (10,157)
    Purchases of investment securities available-for-sale                        (1,295)     (5,455)
    Investments in cash surrender value of bank owned life insurance                  -        (750)
    Proceeds from sale of REO                                                         -          14
    Additions of premises and equipment, net                                        (15)         (8)
-----------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          $ (1,197)     (4,165)
-----------------------------------------------------------------------------------------------------
                                                                                          (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (Unaudited)
          (In thousands)

============================================================================================
                                                                          2003        2002
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                          $    737         116
    Net increase in advances from borrowers for taxes and insurance         69          73
    Purchases of common stock for the treasury                             (50)     (1,601)
    Dividends paid                                                         (91)        (91)
--------------------------------------------------------------------------------------------
Net cash provided by (used by) financing activities                        665      (1,503)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       731      (4,116)

Cash and cash equivalents at beginning of period                         9,558      10,694
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $ 10,289       6,578
============================================================================================


See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2003 and 2002

(1)  basis of presentation

          The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002.

          The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003 or for any other period.

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

          The following schedule sets forth the computation of basic and diluted earnings per share:

                                                      For the three months      For the six months Ended
                                                          Ended June 30,                June 30,
                                                      2003            2002         2003          2002
                                                      ----            ----         ----          ----
            Basic weighted average shares            845,054        835,980       844,395      858,229
            Dilutive effect of stock options          45,766         28,817        43,615       29,637
                                                    -----------------------      ---------------------
            Diluted weighted average shares          890,820        864,797       888,010      887,866
                                                    -----------------------      ---------------------

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
June 30, 2003 and 2002

(3)  TOTAL COMPREHENSIVE INCOME

     Total comprehensive income is as follows:

                                                       Three months           Six months
                                                       ended June 30          ended June 30
                                                     2003         2002       2003         2002
                                                     ----         ----       ----         ----

        Net earnings                                $ 106          233        181           341

        Reclassification adjustment
          for gain included in net
          earnings, net of income tax                   -            -        (36)          (14)

        Other comprehensive
          Income-change
          in unrealized gain
          or loss on available-for-
          sale securities, net of
          income tax                                   55          499         40           399
                                                    -----         ----       ----          ----
        Total comprehensive income                  $ 161          732        185           726
                                                    =====         ====       ====          ====

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

Net earnings for the first half of 2003 decreased $160,000, or 46.9%, as compared to the same period in 2002. Net earnings for the second quarter of 2003 decreased $127,000, or 54.5%, as compared to the second quarter of 2002. Net interest income decreased $246,000 for the first six months of 2003 compared to the same period in 2002 and decreased $148,000 for the second quarter of 2003 compared to the same period in 2002 primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. The decrease in net earnings for the first half of 2003 was a direct result of the decrease of net interest income discussed above as well as an increase in noninterest expense, partially offset by an increase in noninterest income. An increase in gain on investments plus addition revenue generated by deposit account service fees resulted in the increase of noninterest income for the first half of 2003 while compensation expense was the key component for the increase in noninterest expense.


Interest Income. Interest income decreased $736,000, or 17.3%, to $3.5 million during the first half of 2003. Interest income decreased $386,000, or 18.0%, for the second quarter of 2003 compared to the same period in 2002. These decreases resulted from the general decline in interest rates in all portfolios.

Interest Expense. Interest expense decreased $490,000, or 18.0%, to $1.3 million during the first half of 2003. Interest expense decreased $238,000, or 17.9%, for the second quarter of 2003 compared to the same period in 2002. Interest expense on deposits decreased due to a decline in market interest rates as well as a $1.7 million decrease in deposits Interest expense on FHLB advances was identical for the periods involved.

Provision  for Loan  Losses.  The  allowance  for  losses  at June 30,  2003 was
$260,000, or .41% of total loans receivable, slightly less than the reserve percentage of .45% at December 31, 2002.


Noninterest income. Noninterest income increased $70,000, or 10.7%, to $727,000 for the first half of 2003. Noninterest income decreased $12,000, or 3.3%, for the second quarter of 2003 compared to the same period of 2002. The increase in the first half of the year was caused by increases in the deposit account service fee income and gain on sale of investments available-for-sale. The decrease in the second quarter was due to the absence of a gain on sale in the second quarter of 2003 compared to a gain registered in the second quarter of 2002.

Noninterest expense. Noninterest expense increased $61,000, or 3.6%, to $1.8 million for the first half of 2003. Noninterest expense increased $22,000, or 2.6%, for the second quarter of 2003 compared to the same period in 2002. The increases were primarily due to the increase in compensation expense which was divided evenly between direct salary and employee benefit expense.

Income Tax Expense. Income tax expense decreased in the first half of 2003 compared to the first half of 2002. Effective tax rates for the three and six month periods ended June 30, 2003 were 30.5% and 28.7% compared to effective rates of 30.0% and 30.5% in the prior periods.

Asset Distribution. The Company's assets grew from $150.1 million at December 31, 2002 to $151.6 million at June 30, 2003. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first half of 2003, gross loan purchases and originations totaled $15.7 million compared to $8.4 million for the same period in 2002. The Company purchased loans of $8.9 million during the first six months of 2003 compared to $4.0 million for the same period of 2002. In the first six months of 2003, the Company purchased $20.7 million in mortgage-backed and investment securities compared to $15.6 million for the same period of 2002. Gross consumer and commercial loans originated were $1.3 million during the first half of 2003 compared to $2.1 million in the first six months of 2002.

Liquidity Distribution. Deposits increased $737,000 from December 31, 2002 to June 30, 2003 primarily due to increases in transaction accounts and statement savings, partially offset by reduction in the certificate of deposit portfolio. FHLB advances remained unchanged from December 31, 2002.


Capital. At June 30, 2003, the Bank had a Tier 1 capital ratio of 10.21% and a risk based capital ratio of 28.04%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)

                                 June 30, 2003                    December  31, 2002
                                 -------------                    ------------------
                           Amount        Percent    Required     Amount        Percent
                           ------        -------    --------     ------        -------
Tier I Capital             $15,360       10.21%      4.00%       $15,090       10.13%
Risk Based Capital          15,603       28.04%      8.00%        15,333       29.03%

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

Item 3.   Controls and Procedures
          -----------------------

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER  INFORMATION

Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At June 30, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On April 15, 2003, the Company held its Annual Meeting of stockholders (the "meeting"). At the meeting, stockholders re-elected Roger L. Coltrin and James E. Breckenridge to the Board of Directors each for a three-year term. Mr. Coltrin and Mr. Breckenridge each received 801,110 Votes For and 12,925 Votes Withheld. As a second item of
          -------                 ------
          business, a vote was also taken for the appointment of KPMG LLP as the Company's independent auditor for the fiscal year ending December 31, 2003. The results of the voting were 810,846 Votes For, 1,364 Votes
                                                -------              -----
          Against and 1,825 Votes Abstaining.
                      -----

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:

               31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) There were no current reports on Form 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST KANSAS FINANCIAL CORPORATION


Date: August 13, 2003               By: /s/ Larry V. Bailey
                                        ---------------------------------------
                                        Larry V. Bailey, President


Date: August 13, 2003               By: /s/ James J. Casaert
                                        ---------------------------------------
                                        James J. Casaert
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)