Form 10QSB
period 2003-09-30
FIRST KANSAS FINANCIAL CORP
filed 2003-11-14
CIK 1056811

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

         As of November 14, 2003, there were 908,245 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional Small Business Disclosure Format  (Check one) :

                              Yes                       X        No
                    ------                            ------

                       FIRST KANSAS FINANCIAL CORPORATION
                               OSAWATOMIE, KANSAS


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - as of  September 30, 2003 (Unaudited)
     and December 31, 2002                                                     2

     Consolidated Statements of Earnings - (Unaudited) for
     the three and nine months ended September 30, 2003 and 2002               3

     Consolidated Statements of Cash Flows - (Unaudited) for
     the nine months ended September 30, 2003 and 2002                         4

     Notes to Unaudited Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial                     9
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Balance Sheets
    (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,    December 31,
                                                                                            2003             2002
                                      Assets                                             (unaudited)
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                          $         11,005            9,558
Investment securities available-for-sale, at fair value                                      11,790           14,181
Mortgage-backed securities available-for-sale, at fair value                                 41,916           39,357
Mortgage-backed securities held-to-maturity                                                  11,214           21,548
      (approximate fair value of $11,549 and $22,187, respectively)
Loans receivable, net                                                                        69,046           57,896
Stock in Federal Home Loan Bank (FHLB) of Topeka, at cost                                     2,650            2,650
Premises and equipment, net                                                                   1,918            2,104
Real estate held for development                                                                347              347
Accrued interest receivable, prepaid expenses and other assets                                2,528            2,491
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $        152,414          150,132
=====================================================================================================================

                       Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                       $         83,614           81,954
    Advances from borrowers for property taxes and insurance                                    540              189
    Borrowings from FHLB of Topeka                                                           50,000           50,000
    Accrued interest payable and other liabilities                                            2,048            1,150
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           136,202          133,293
---------------------------------------------------------------------------------------------------------------------

Stockholders' equity:

    Common stock, $.10 par value, 8,000,000 shares authorized, 1,553,938
       shares issued                                                                            155              155
    Additional paid-in capital                                                               15,029           14,964
    Retained earnings                                                                         9,727           10,067
    Treasury stock (645,693 and 642,335 shares, respectively, at cost)                       (8,033)          (7,983)
    Unearned compensation                                                                      (736)            (913)
    Accumulated other comprehensive income                                                       70              549
---------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   16,212           16,839

Commitments
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $        152,414          150,132
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Earnings
              (Unaudited)
    (In thousands except per share data)

-------------------------------------------------------------------------------------------------------------------------------
                                                                               For the three months        For the nine months
                                                                               ended September 30,         ended September 30,
                                                                               --------------------        -------------------
                                                                                 2003           2002         2003        2002
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                                                     $      940        1,038        2,870       3,218
    Investment securities                                                            115          167          370         482
    Mortgage-backed securities                                                       457          801        1,709       2,439
    Interest-bearing deposits                                                         18           23           54          81
    Dividends on FHLB stock                                                           24           32           70          96
-------------------------------------------------------------------------------------------------------------------------------

Total interest income                                                              1,554        2,061        5,073       6,316

Interest expense:
    Deposits                                                                         368          584        1,244       1,950
    Borrowings                                                                       686          686        2,037       2,037
-------------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                             1,054        1,270        3,281       3,987

Net interest income                                                                  500          791        1,792       2,329

Provision for loan losses                                                              -            -            -           -
-------------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                  500          791        1,792       2,329
-------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
    Deposit account service fees                                                     293          309          857         837
    Gain on sale of loan                                                               1            -            1           -
    Gain on sale of investment securities available-for-sale                           -           19           55          40
    Other                                                                             68           73          176         181
-------------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                             362          401        1,089       1,058
-------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
    Compensation and benefits                                                      1,024          460        1,974       1,352
    Occupancy and equipment                                                          128          137          382         378
    Federal deposit insurance premiums and assessments                                15           14           45          44
    Data processing                                                                   56           55          170         176
    Amortization of premium on deposits assumed                                        -           16            -          46
    Advertising                                                                       28           32           90          90
    Other                                                                            161          162          516         494
-------------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                                          1,412          876        3,177       2,580
-------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income tax expense                                           (550)         316         (296)        807

Income tax expense (benefit)                                                        (166)          91          (93)        241
-------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                                                           $     (384)         225         (203)        566
                                                                              ===========  ===========  ===========  ==========

Net earnings (loss) per share:
    Basic                                                                     $    (0.45)        0.27        (0.24)       0.66
    Diluted                                                                        (0.45)        0.26        (0.24)       0.64

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated  Statements  of Cash Flows For the nine months ended  September 30, 2003 and 2002
               (Unaudited)
               (In thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                         2003              2002
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                                  $    (203)            566
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation                                                                           202             200
        Amortization of premium on deposits assumed                                              -              46
        Amortization of loan fees                                                                4               8
        Accretion of discounts and amortization of premiums on
          investment and mortgage-backed securities, net                                       599             338
        Gain on sale of investment securities available-for-sale                               (55)            (40)
        Gain on sale of loan, net                                                               (1)              -
        Proceeds from sale of loan                                                             121               -
        Originations of loans for sale                                                        (120)              -
        Loss on sale of REO                                                                      -               1
        Increase in accrued interest receivable, prepaids and other assets                     (37)            (19)
        Increase in accrued interest payable and other liabilities                           1,216             922
        Impairment of real estate held for development                                           -              10
        Amortization of RSP shares and allocation of ESOP shares                               177             177
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                    1,903           2,209
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Decrease in loans                                                                        3,917           7,708
    Loans purchased                                                                        (15,071)         (5,856)
    Maturities of investment securities available-for-sale                                   2,537           4,147
    Paydowns and maturities of mortgage-backed securities available-for-sale                23,261          13,365
    Paydowns and maturities of mortgage-backed securities held-to-maturity                  10,192           5,103
    Proceeds from sale of mortgage-backed securities available-for-sale                          -             355
    Proceeds from sale of investment securities available-for-sale                           1,055             538
    Purchases of mortgage-backed securities held-to-maturity                                     -          (7,858)
    Purchases of mortgage-backed securities available-for-sale                             (26,860)        (10,157)
    Purchases of investment securities available-for-sale                                   (1,295)         (5,455)
    Investments in cash surrender value of bank owned life insurance                             -            (750)
    Proceeds from sale of REO                                                                    -              14
    Additions of premises and equipment, net                                                   (16)            (45)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                                      $  (2,280)          1,109
-------------------------------------------------------------------------------------------------------------------

                                                                                                        (Continued)

FIRST KANSAS FINANCIAL CORPORATION AND SUBSIDIARY
OSAWATOMIE, KANSAS

Consolidated Statements of Cash Flows, Continued
          (Unaudited)
          (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         2003               2002
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                                  $   1,660          (2,833)
    Net increase in advances from borrowers for taxes and insurance                            351             266
    Purchases of common stock for the treasury                                                 (50)         (1,601)
    Dividends paid                                                                            (137)           (137)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                          1,824          (4,305)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         1,447            (987)

Cash and cash equivalents at beginning of period                                             9,558          10,694
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $  11,005           9,707
===================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2003 and 2002


(1)     Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002.

        The consolidated financial statements include the accounts of First Kansas Financial Corporation and its wholly-owned subsidiary, First Kansas Federal Savings Bank (the "Bank" and, collectively, the "Company"). Intercompany balances and transactions have been eliminated. The December 31, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2003 are not necessarily indicative of the results expected for the year ending December 31, 2003 or for any other period.

(2)     Earnings Per Common Share

        Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common shares issued to the employee stock ownership plan are not included in the computation until they are allocated to plan participants. Diluted earnings per share includes the effect of potential dilutive common shares outstanding during the period. As a result of the net losses in the three and nine months ended September 30, 2003, the potential issuances of common stock for dilutive options were considered antidilutive and therefore not included in the calculation of diluted earnings (loss) per share.


        The following schedule sets forth the computation of basic and diluted earnings per share:

                                                  For the three months        For the nine months
                                                  ended September 30,         ended September 30,
                                                  2003          2002          2003          2002
                                                  ----          ----          ----          ----
            Basic weighted average shares        848,151       839,077        845,661      851,775
            Dilutive effect of stock options      49,673        25,323         45,766       28,213
                                                 -------       -------        -------      -------
            Diluted weighted average shares      897,824       864,400        891,427      879,988
                                                 -------       -------        -------      -------


FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2003 and 2002


        The Company accounts for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 "Accounting for Stock Based Compensation" had been applied. SFAS No. 123 establishes a fair value based method of accounting for stock based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, our net income per share would have decreased as reflected in the following pro forma amounts (in thousands, except per share amounts):

                                                    For the three months ended

                                                    September 30,  September 30,
                                                       2003          2002
                                                     --------      --------

        Net earnings (loss) as reported              $   (384)     $    225
          Deduct: Total stock based employee
          compensation expense determined
          under fair value based method for
          all awards, net of related tax effects           11            11
                                                     --------      --------
        Pro forma net earnings                       $   (395)     $    214
                                                     --------      --------
        Earnings per share:
          Basic-as reported                          $  (0.45)     $   0.27
          Basic-pro forma                               (0.47)         0.26
          Diluted-as reported                           (0.45)         0.26
          Diluted-pro forma                             (0.44)         0.25



                                                   For the nine months ended

                                                  September 30,  September 30,
                                                       2003          2002
                                                     --------      --------

        Net Earnings as reported                     $   (203)     $    566
          Deduct:  Total stock based employee
          compensation expense determined
          under fair value based method for
          all awards, net of related tax effects           11            11
                                                     --------      --------
        Pro forma net earnings                       $   (214)     $    555
                                                     --------      --------
        Earnings per share:
          Basic-as reported                          $  (0.24)     $   0.66
          Basic-pro forma                               (0.25)         0.66
          Diluted-as reported                           (0.24)         0.64
                Diluted-pro forma                       (0.23)         0.64

FIRST KANSAS FINANCIAL CORPORATION
OSAWATOMIE, KANSAS

Notes to Unaudited Consolidated Financial Statements
September 30, 2003 and 2002


(3)     Total Comprehensive Income

        Total comprehensive income is as follows:

                                          Three months        Nine months
                                       ended September 30,  ended September 30,
                                        2003       2002      2003       2002
                                       -----      -----     -----      -----

Net earnings (loss)                    $(384)       225      (203)       566

Reclassification adjustment
  for gain included in net
  earnings, net of income tax              -          -       (36)       (14)

Other comprehensive
  income-change
  in unrealized gain
  or loss on available-for-
  sale securities, net of
  income tax                            (482)       222      (443)       621
                                       -----      -----     -----      -----

Total comprehensive
income (loss)                          $(866)       447      (682)      1173
                                       =====      =====     =====      =====

-----------------


        (4) Benefit Plan

        The Company participates in a multi-employer, noncontributory defined benefit pension plan which covers all employees who have met eligibility requirements. The multi-employer plan does not provide information at the single employer level and the Company does not make disclosure similar to those of single employer plans. Qualified part-time and full time employees over the age of twenty-one are eligible for participation after one year of service.

        As a result of the increasing cost to the Company, effective September 30, 2003, the Company elected to withdraw from the multi-employer pension plan. In connection with the withdrawal, the Company recorded a liability of $550,000, which represents the Company's estimate of the final payment to the plan to satisfy their funding requirements.

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

Net earnings for the first three quarters of 2003 decreased $769,000, or 135.9%, as compared to the same period in 2002. Net earnings for the third quarter of 2003 decreased $609,000, or 270.7%, as compared to the third quarter of 2002. Net interest income decreased $537,000 for the third quarter of 2003 compared to the same period in 2002 and decreased $291,000 for the third quarter of 2003 compared to the same period in 2002 primarily due to accelerated repayments of loans and securities in a declining rate environment partially offset by declining interest rates paid on the deposit portfolio. The decrease in net earnings for the first three quarters of 2003 was a direct result of the decrease of net interest income discussed above as well as a $550,000 anticipated expense to fund the Company's withdrawal from its defined benefit program effective September 30, 2003. This decrease was partially offset by an increase in gain on sale of investments plus additional revenue generated by deposit account service fees.

Interest Income. Interest income decreased $1.2 million, or 19.7%, to $5.1 million during the first nine months of 2003. Interest income decreased $507,000, or 24.6%, for the third quarter of 2003 compared to the same period in 2002. These decreases resulted from the general decline in interest rates in all portfolios.

Interest Expense. Interest expense decreased $706,000, or 17.7%, to $3.3 million during the first three quarters of 2003. Interest expense decreased $216,000, or 17.0%, for the third quarter of 2003 compared to the same period in 2002. Interest expense on deposits decreased due to a decline in market interest rates partially offset by $1.7 million in deposits. Interest expense on FHLB advances was identical for the periods involved.

Provision  for Loan Losses.  The  allowance for losses at September 30, 2003 was
$263,000, or .38% of total loans receivable, slightly less than the reserve percentage of .45% at December 31, 2002. This is a direct reflection of an increase in loans outstandings.

Noninterest income. Noninterest income increased $31,000, or 2.9%, to $1.1 million for the first three quarters of 2003. Noninterest income decreased $39,000, or 9.7%, for the third quarter of 2003 compared to the same period of 2002. The increase in the first three quarters of the year was caused by increases in the deposit account service fee income and gain on sale of investments available-for-sale. The decrease in the third quarter was due to a decrease in deposit account service fees and the absence of a gain on sale on investments in the third quarter of 2003 compared to a gain registered in the third quarter of 2002.

Noninterest expense. Noninterest expense increased $597,000, or 23.1%, to $3.2 million for the first three quarters of 2003. Noninterest expense increased $536,000, or 61.2%, for the third quarter of 2003 compared to the same period in 2002. The increases were primarily attributable to the expense associated with the withdrawal from the defined benefit program, as mentioned above.

Income Tax Expense. Income tax expense decreased in the three quarters of 2003 compared to the first three quarters of 2002. Effective tax rates for the three and nine month periods ended September 30, 2003 were (30.2%) and (31.4%) compared to effective rates of 28.8% and 29.9% in the prior periods.

Asset Distribution. The Company's assets grew from $150.1 million at December 31, 2002 to $152.4 million at September 30, 2003. The Company's primary ongoing sources of funds are deposits, FHLB advances and proceeds from principal and interest payments on loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

During the first three quarters of 2003, gross loan purchases and originations totaled $26.4 million compared to $11.8 million for the same period in 2002. The Company purchased loans of $15.1 million during the first three quarters of 2003 compared to $5.8 million for the same period of 2002. In the first nine months of 2003, the Company purchased $28.8 million in mortgage-backed and investment securities compared to $23.5 million for the same period of 2002. Gross consumer and commercial loans originated were $1.9 million during the first three quarters of 2003 compared to $2.9 million in the same period of 2002.

Liquidity Distribution. Deposits increased $1.7 million from December 31, 2002 to September 30, 2003 primarily due to increases in transaction accounts and statement savings, partially offset by reduction in the certificate of deposit portfolio. FHLB advances remained unchanged from December 31, 2002.


Capital. At September 30, 2003, the Bank had a Tier 1 capital ratio of 9.91% and a risk based capital ratio of 26.71%. As shown by the following table, the Bank's capital exceeded the minimum capital requirement: (Dollars in thousands)


                          September 30, 2003             December  31, 2002
                          ------------------             ------------------

                            Amount  Percent   Required    Amount   Percent
                            ------  -------   --------    ------   -------

Tier I Capital             $15,061    9.91%     4.00%    $15,090    10.13%
Risk Based Capital          15,307   26.71%     8.00%     15,333    29.03%


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

Part II.        OTHER  INFORMATION

Item 1.         Legal Proceedings
                -----------------

                    From time to time, the Company and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 2003, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.



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

               (a)  Exhibits

                    31 Certification Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

                    32 Certification Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002


               (b) There were no current reports on Form 8-K filed during the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST KANSAS FINANCIAL CORPORATION


Date:    November 14, 2003          By: /s/Larry V. Bailey
                                        ----------------------------------------
                                        Larry V. Bailey, President


Date:    November 14, 2003          By: /s/James J. Casaert
                                        ----------------------------------------
                                        James J. Casaert
                                        Vice President and Treasurer
                                        (Principal Accounting Officer)