Form 10KSB
period 2003-12-31
FIRST KANSAS FINANCIAL CORP
filed 2004-03-29
CIK 1056811

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003
                                      -OR-
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     _____________.

                         Commission File Number: 0-24037
                                                 -------

                       First Kansas Financial Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Kansas                                         48-1198888
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

  600 Main Street, Osawatomie, Kansas                              66064
  -----------------------------------                              -----
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:          (913) 755-3033
                                                         --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                               --------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $8.2 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on March 16, 2004, was $14.7 million.

         As of March 16, 2004, there were 908,245 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):
YES       NO  X .
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

Item 1.  Description of Business
-------  -----------------------

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

Lending Activities

         The following table sets forth information concerning the types of loans held by the Bank.

                                                                At December 31,
                                                  ---------------------------------------------
                                                         2003                      2002
                                                  -------------------        ------------------
                                                  Amount      Percent        Amount     Percent
                                                  ------      -------        ------     -------
                                                             (Dollars in thousands)
Type of Loans:
Mortgage loans:
  One- to four-family.........................   $69,457       95.02%       $53,852      91.89%
  Commercial..................................       491        0.67            536       0.91
  Land........................................       400        0.55            680       1.16
  Construction................................       469        0.64            752       1.29
                                                 -------      ------        -------     ------
    Total mortgage loans......................    70,817       96.88         55,820      95.25
                                                 -------      ------        -------     ------
Consumer loans................................     2,148        2.95          2,391       4.08
Commercial loans..............................       123        0.17            390       0.67
                                                 -------      ------        -------     ------
    Total loan portfolio......................    73,088      100.00%        58,601     100.00%
                                                  ------      ======         ------     ======
Less:
  Loans in process............................       128                        424
  Deferred fees, premiums and discounts.......        92                         21
  Allowance for loan losses...................       263                        260
                                                 -------                    -------
    Total loans receivable, net...............   $72,605                    $57,896
                                                 =======                    =======

         The following table sets forth the estimated maturity of the Bank's loan portfolio at December 31, 2003. The table does not include the effects of possible prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement. All commercial loans shown in the table below have fixed interest rates. At December 31, 2003, the mortgage portfolio was comprised of $22.3 million in fixed rate loans and $48.3 million in variable rate loans while the consumer portfolio was composed of $1.8 million on fixed-rate loans and $0.3 million in variable rate loans.


                                      Mortgage    Commercial  Consumer    Total
                                      Loans(1)      Loans      Loans      Loans
                                      --------      -----      -----      -----
                                                    (In thousands)
Amounts due:
Within 1 year...................      $   185        $    5    $  302    $   492
Over 1 to 5 years...............          695           118     1,318      2,131
Over 5 years....................       69,743            --       527     70,270
                                      -------        ------    ------    -------
  Total amount due..............      $70,623        $  123    $2,147    $72,893
                                      =======        ======    ======    =======

-----------
(1)  Includes construction loans.

         The following table sets forth as of December 31, 2003, the dollar amount of all loans due after December 31, 2004, based upon fixed rates of interest or floating or adjustable interest rates.

                                                  Floating or
                                                   Adjustable
                                Fixed Rates          Rates              Total
                                -----------          -----              -----
                                                (In thousands)
One-to-four family.............   $21,819            $47,259           $69,078
Other mortgage loans...........       807                553             1,360
Commercial.....................       118                 --               118
Consumer.......................     1,508                337             1,845
                                  -------            -------           -------
    Total......................   $24,252            $48,149           $72,401
                                  =======            =======           =======

         Mortgage Loans:

         One- to Four-Family Residential Loans. The Bank's primary lending activity consists of originating and purchasing one- to four-family residential mortgage loans secured by property located in the Bank's market areas. At December 31, 2003, approximately 68% of the Bank's loan portfolio was comprised of adjustable-rate mortgage ("ARM") loans. The Bank retains ARM loans for its portfolio. The remainder consists of fixed-rate loans which the Bank originates either to resell in the secondary market or to retain in its portfolio, depending on the yield on the loan and on its asset/liability management objectives. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or repay loans at their option.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the loan application. Loan commitments in excess of this period may be issued upon payment of a non-refundable fee or upon agreement on an interest rate float, allowing the Bank to adjust the interest rate on the loan. As of December 31, 2003, there were outstanding commitments to originate loans of $186,000.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. The Bank's maximum loan to one borrower limit was $2.5 million at December 31, 2003. At December 31, 2003, the outstanding loans of the Bank's five largest borrowers have balances between $583,000 and $828,000. All of these loans were performing in accordance with their terms.

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

         Non-performing Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. For the year ended December 31, 2003, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial. The amount of interest on such loans included in income was $3,332.


                                                               At December 31,
                                                               ---------------
                                                               2003        2002
                                                               ----        ----
                                                                (In thousands)

Loans accounted for on a non-accrual basis:
  One- to four-family ..................................       $ 63        $ 68
  Consumer .............................................          2          --
                                                               ----        ----
    Total ..............................................         65          68
                                                               ----        ----

Accruing loans delinquent 90 days or more:
  One- to four-family ..................................         --          --
  Consumer .............................................         --          --
                                                               ----        ----
    Total ..............................................         --          --
                                                               ----        ----
      Total non-performing loans .......................         65          68
                                                               ----        ----

Foreclosed assets:
  One- to four-family ..................................        379          --
  Consumer .............................................         --          --
                                                               ----        ----
    Total ..............................................        379          --
                                                               ----        ----

Total non-performing assets ............................       $444        $ 68
                                                               ====        ====
Total non-performing loans as a
  percentage of net loans ..............................       0.09%       0.18%
                                                               ====        ====
Total non-performing assets as a
  percentage of total assets ...........................       0.29%       0.05%
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

         At December 31, 2003, the Bank had loans classified as special mention, substandard, doubtful and loss as follows (in thousands):


       Special mention................................         $    -
       Substandard (1)................................            404
       Doubtful assets (2)............................              2
       Loss assets ...................................              -
                                                               ------
            Total.....................................         $  406
                                                               ======

---------------
(1) Consisting of two consumer loans ($13,563 and $1,468) and five mortgage loans ($44,404, $27,474, $137,930, $115,809 and $63,350).
(2)  Consisting of two consumer loan ($865 and $879).

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


                                               At December 31,
                              ------------------------------------------
                                   2003                   2002
                              --------------------   -------------------
                                       Percent of             Percent of
                                        Loans in               Loans in
                                          Each                   Each
                                       Category to           Category to
                              Amount   Total Loans   Amount  Total Loans
                              ------   -----------   ------  -----------
                                       (Dollars in thousands)
Mortgage loans
  One- to four-family......    $ 218       82.14%     $ 205       91.89%
  Commercial...............        5        1.98          5        0.91
  Land.....................        4        1.59          7        1.16
  Construction.............        4        1.59          3        1.29
Consumer loans.............       30       11.90         35        4.08
Commercial loans...........        2        0.80          5        0.67
                               -----      ------      -----      ------
     Total allowance.......    $ 263      100.00%     $ 260      100.00%
                               =====      ======      =====      ======

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                           At December 31,
                                                     --------------------------
                                                       2003               2002
                                                     -------            -------
                                                       (Dollars in thousands)

Balance at beginning of period.....................  $   260            $   268
                                                     -------            -------
Charge-offs:
  One- to four-family..............................       --                  -
  Consumer.........................................       --                (8)
                                                     -------            -------
                                                          --                (8)
                                                     -------            -------
Recoveries:
  One- to four-family..............................        -                  -
  Consumer ........................................        3                  -
                                                     -------            -------
                                                           3                  -
                                                     -------            -------
Net charge-offs....................................        3                (8)
Provision for loan losses..........................        -                  -
                                                     -------            -------
Balance at end of period...........................  $   263            $   260
                                                     =======            =======

Allowance for loan losses to total
  non-performing loans at end of period............   387.69%            382.35%
                                                     =======            =======
Allowance for loan losses to net loans at
  end of period....................................     0.35%              0.45%
                                                     =======            =======
Ratio of net charge-offs during the period to
  average loans outstanding during period..........     0.01%              0.01%
                                                     =======            =======


Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Savings Institution Regulation -- Federal Home Loan Bank System" and "Management's Discussion and Analysis -- Liquidity and Capital Resources." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, (iv) asset/liability management, and (v) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available-for-sale" or "held-to-maturity" in accordance with SFAS No. 115. At December 31, 2003, the Bank's investment portfolio policy permitted investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations,
(iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits (up to six months), (viii) collateralized automobile receivables, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. See "-- Mortgage-Backed Securities." The Board of Directors may authorize additional investments.

         The Bank's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2003, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States government agencies.

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

         At December 31, 2003, the Bank's mortgage-backed securities portfolio classified as "available- for-sale" totaled $36.8 million, and the Bank's mortgage-backed securities portfolio classified as "held-to- maturity" totaled $9.4 million. Each security was issued by GNMA, FHLMC or FNMA. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

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

         CMOs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with prepayment options on the underlying mortgages. A CMO can be collateralized directly by mortgages, but more often is collateralized by mortgage-backed securities issued or guaranteed by the GNMA, FNMA or the FHLMC and held in trust for CMO investors. In contrast to mortgage-backed securities in which the cash flow is received pro rata by all security holders, the cash flow from the mortgage loans underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO tranches. Different tranches are created, each with its own stated maturity, estimated average life, coupon rate, and prepayment characteristics. Most of the CMOs owned by the Bank are government agency guaranteed. A few of the CMOs consist of small private issues collateralized by mortgage loans and include extra credit enhancements sufficient to earn the highest credit ratings from independent rating agencies. At December 31, 2003, the Bank's CMO portfolio classified as "available-for-sale" had a carrying value of $2.2 million.

         Investment Portfolio. The following table sets forth the carrying value of the Bank's investments. See Notes 3 and 4 to the Company's Financial Statements.


                                                            At December 31,
                                                          ------------------
                                                            2003       2002
                                                          -------    -------
                                                            (In thousands)

Investments:
U.S.  agency securities...............................     $6,327   $  7,306
Mortgage-backed securities held-to-maturity...........      9,376     21,548
Mortgage-backed securities available-for-sale.........     36,809     39,357
State and municipal obligations available-for-sale....      1,988      1,661
Other - available-for-sale............................      3,639      5,214
FHLB stock............................................      2,673      2,650
                                                          -------    -------
   Total investments .................................    $60,812    $77,736
                                                          =======    =======

         The following table sets forth certain information regarding scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investments at December 31, 2003 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments. Yields on tax exempt obligations have been computed on a tax equivalent basis.

                                                                                          More than                Total
                                 One Year or Less  One to Five Years Five to Ten Years    Ten Years        Investment Securities
                                 ----------------  ----------------- ----------------- ----------------- --------------------------
                                          Weighted          Weighted         Weighted           Weighted           Weighted
                                Carrying   Average Carrying Average Carrying Average   Carrying Average   Carrying Average    Fair
                                 Value      Yield    Value   Yield   Value    Yield     Value    Yield     Value    Yield    Value
                                 -----      -----    -----   -----   -----    -----     -----    -----     -----    -----    -----
                                                        (Dollars in thousands)
Investments:
  U.S.  agency securities......  $    -        -%   $1,251   2.46%   $2,541   3.88%    $ 2,535   2.53%    $ 6,327   3.06%  $ 6,327
  Mortgage-backed securities...       -        -        85   6.07     2,086   4.12      44,014   3.80      46,185   3.82    46,525
  FHLB stock...................       -        -         -      -         -      -       2,673   3.50       2,673   3.50     2,673
  State municipal obligations..       -        -       213   4.15       617   3.47       1,158   4.67       1,988   4.24     1,988
  Other debt securities........   1,289     3.18     2,350   5.84         -      -           -   -          3,639   4.90     3,639
                                 ------             ------           ------            -------            -------          -------
     Total investments.........  $1,289     3.18%   $3,899   4.67%   $5,244   3.93%    $50,380   3.74%    $60,812   3.81%  $61,152
                                 ======     ====    ======   ====    ======   ====     =======   ====     =======   ====   =======

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

         Non-interest bearing demand, regular savings, money market demand and NOW accounts constituted $38.5 million, or 46.2%, of the Bank's deposit portfolio at December 31, 2003 and the weighted average interest rate paid on such interest-bearing accounts at that date was 0.45%. Certificates of deposit constituted $45.0 million, or 53.8%, of the deposit portfolio, of which $4.2 million, or 5.1%, of the deposit portfolio were certificates of deposit with balances of $100,000 or more. Such deposits are offered at negotiated rates. The weighted average interest rates paid on certificates of deposits with deposit balances under $100,000 and over $100,000 were 2.63% and 2.08%, respectively, at December 31, 2003. As of December 31, 2003, the Bank had no brokered deposits.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                                 Certificates
        Maturity Period                          of Deposits
        ---------------                          -----------
                                                (In thousands)

        Within three months                           $  852
        Three through six months                         532
        Six through twelve months                      2,190
        Over twelve months                               668
                                                      ------
                                                      $4,242
                                                      ======

         Borrowings. Advances (borrowings) may be obtained from the FHLB of Topeka to supplement the Bank's supply of lendable funds. Advances from the FHLB of Topeka are typically secured by a pledge of the Bank's stock in the FHLB of Topeka, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate (which may be fixed or adjustable) and range of maturities. At December 31, 2003, the Bank could borrow up to $61 million from the FHLB of Topeka. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2003, borrowings from the FHLB of Topeka totaled $50 million. The Bank had no other borrowings outstanding.

Personnel

         At December 31, 2003, the Bank had 31 full-time employees and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group. Management believes that its relationship with the employees is good.

Subsidiary Activity

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or loans to, subsidiary corporations. An additional investment of 1% of assets is permitted when the additional investment is utilized primarily for community development purposes. Pursuant to these limitations, as of December 31, 2003, the Bank was authorized to invest up to approximately $3.0 million in the stock of, or loans to, service corporations (based upon the 2% limitation). The Bank has one wholly-owned service corporation, First Enterprises, Inc. ("FEI"). In recent years, FEI has been primarily utilized as an agency for the sale of credit life insurance, mortgage life insurance and certain fixed- and variable-rate annuities. However, in August 1995, the Bank purchased for development through FEI an 8.3 acre tract of land in Paola, Kansas known as Baptiste Commons. This tract of land consists of seven commercial sites, one of which was used for the site of the Bank's new office building. The Bank's investment in this real estate development project will continue to decline as the remaining lots are sold. At December 31, 2003, the total investment in this real estate was $347,000.


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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2003. The Bank's capital ratios are set forth in Note 13 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions may effectively impose higher capital requirements on the Bank.

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

                  Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2003, the Bank was in compliance with its QTL requirement.

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

Item 2.  Description of Property
-------  -----------------------

(a)      Properties.

         The Bank owns 5 of its 6 offices and leases 1 of them. The net book value of this real property at December 31, 2003, was $1.5 million. The Bank's total investment in office equipment had a net book value of $403,000 at December 31, 2003.

                                                     Year              Year        Net Book Value of
                                    Leased or        Leased or         Lease       Real Property at
         Location                   Owned            Acquired          Expires     December 31, 2003
         --------                   -----            --------          -------     -----------------
MAIN OFFICE:
600 Main Street                       Owned             1974              N/A              $142,000
Osawatomie, Kansas 66064

2205 South Main                       Owned             1981              N/A              $183,000
Fort Scott, Kansas  66701

100 West Amity                        Owned             1974              N/A              $296,000
Louisburg, Kansas  66053

125 North Mill                        Owned             1999              N/A              $ 27,000
Beloit, Kansas  67420

1310 Baptiste Drive                   Owned             1998              N/A              $803,000
Paola, Kansas  66071

762 4th Street                        Leased            1984              2004             N/A
Phillipsburg, Kansas  67661

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

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
----     ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The Company's common stock is traded on the Nasdaq SmallCap Market under the trading symbol of "FKAN." The following table reflects high and low sale closing prices as published by the Nasdaq SmallCap Market for the calendar quarters indicated. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.



                                   High           Low         Dividends
                                   ----           ---         ---------
2003
First Quarter................     $16.06         $14.10       $.05/share
Second Quarter...............     $17.45         $15.95       $.05/share
Third Quarter................     $17.95         $16.52       $.05/share
Fourth Quarter...............     $20.40         $17.39       $.05/share

2002
First Quarter................     $14.30         $13.50       $.05/share
Second Quarter...............     $14.36         $12.81       $.05/share
Third Quarter................     $14.00         $12.90       $.05/share
Fourth Quarter...............     $14.70         $13.21       $.05/share

         The number of shareholders of record of common stock as of March 16, 2004 was approximately 275. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. At March 16, 2004, there were 908,245 shares of the Company's common stock outstanding.

         The Company's ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Conversion, or (2) the regulatory requirements imposed by the OTS.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

Financial Condition

         Total assets increased $1.3 million, or 0.8%, to $151.4 million at December 31, 2003 from $150.1 million at December 31, 2002. The increase was primarily comprised of increases of $14.7 million, or 25.4%, in loan receivables, net and $3.4 million, or 35.1%, in cash and cash equivalents, partially offset by decreases of $14.7 million, or 24.2%, in mortgage-backed securities and $2.2 million, or 15.7%, in investment securities. The increase in loan receivables, net was primarily caused by an increase in loans purchased, net of loan repayments during the year.

         Total liabilities increased $1.6 million, or 1.2%, to $134.9 million at December 31, 2003 from $133.3 million at December 31, 2002. The increase was almost entirely attributable to a $1.6, or 1.9%, increase in deposits.

         Total stockholders' equity decreased $391,000, or 2.3%, to $16.4 million at December 31, 2003 from $16.8 million at December 31, 2002. The decrease was primarily attributable to a $451,000 decrease in accumulated other comprehensive income as well as a $218,000 decrease in retained earnings reflecting net loss of $36,000 and $182,000 in cash dividends paid on common stock in 2003. These decreases were partially offset by a $236,000 decrease in unearned compensation.

Average Balance Sheet

         The following table sets forth a summary of average balances of assets and liabilities as well as average yield and rate information. Average balances are based upon month-end balances, however, we do not believe the use of month-end balances differs significantly from an average based upon daily balances. There has been no tax equivalent adjustments made to yields.

                                                                                    Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                                        2003                                   2002
                                                          ---------------------------------      ----------------------------------
                                                          Average                                Average
                                                        Outstanding   Interest                 Outstanding    Interest
                                                          Balance    Earned/Paid Yield/Rate      Balance    Earned/Paid  Yield/Rate
                                                          -------    ----------- ----------      -------    -----------  ----------
                                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans receivable(1)................................      $65,401      $3,876       5.93%        $ 59,157      $4,212     7.12%
  Investment securities..............................       12,106         481       3.97%          13,414         637     4.75%
  Mortgage-backed securities.........................       57,211       2,175       3.80%          62,550       3,168     5.06%
  Interest-bearing deposits..........................        9,446          74       0.78%           7,888          92     1.17%
  FHLB stock.........................................        2,652          93       3.51%           2,650         121     4.57%
                                                          --------      ------                    --------      ------
     Total interest-earning assets(1)................      146,816       6,699       4.56%         145,659       8,230     5.65%
                                                                        ------     ------                       ------   ------
Noninterest-earning assets...........................        5,692                                   6,509
                                                          --------                                --------
     Total assets....................................     $152,508                                $152,168
                                                          ========                                ========
Interest-bearing liabilities:
  NOW and investment deposits........................     $ 28,075         128       0.46%       $  26,374         301     1.14%
  Savings and certificate accounts...................       56,251       1,453       2.58%          57,970       2,163     3.73%
  FHLB borrowings....................................       50,000       2,724       5.45%          50,000       2,724     5.45%
                                                          --------      ------                    --------      ------
     Total interest-bearing liabilities..............      134,326       4,305       3.20%         134,344       5,188     3.86%
                                                                        ------     ------                       ------   ------
Noninterest-bearing liabilities:.....................        2,238                                   1,332
                                                          --------                                --------
  Total liabilities..................................      136,564                                 135,676
                                                          --------                                --------
Stockholders' Equity.................................       15,944                                  16,492
                                                          --------                                --------
     Total liabilities and stockholders' equity......     $152,508                                $152,168
                                                          ========                                ========
Net interest income..................................                   $2,394                                  $3,042
                                                                        ======                                  ======
Net interest rate spread(2)..........................                                1.36%                                 1.79%
                                                                                   ======                                ======
Net earning assets...................................      $12,490                               $  11,315
                                                           =======                               =========
Net yield on interest-earning assets(3)..............                                1.63%                                 2.09%
                                                                                   ======                                ======
Average interest-earning assets to average
  interest-bearing liabilities.......................                              109.30%                               108.42%
                                                                                   ======                                ======

--------------
(1) Includes non-accrual loans and loans held-for-sale. Calculated net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.
(2) Net interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

                                                       Year Ended December 31,
                                               ---------------------------------------
                                                           2003 vs. 2002
                                               ---------------------------------------
                                                        Increase/(Decrease)
                                                               Due to
                                               ---------------------------------------
                                                                     Rate/
                                               Volume       Rate     Volume      Total
                                               ------       ----     ------      -----
                                                           (In thousands)
Interest-earning assets:
  Loans receivable(1) ....................    $   444    $  (704)   $   (76)   $  (336)
  Investment securities ..................        (62)      (104)        10       (156)
  Mortgage-backed securities .............       (270)      (790)        67       (993)
  Interest-bearing deposits ..............         18        (30)        (6)       (18)
  FHLB stock .............................          -        (28)         -        (28)
                                              -------    -------    -------    -------
     Total interest-earning assets .......        130     (1,656)        (4)    (1,531)
                                              -------    -------    -------    -------

Interest-bearing liabilities:
  NOW and money market deposits ..........         19       (181)       (12)      (173)
  Savings and certificate accounts .......        (64)      (666)        20       (710)
  FHLB borrowings ........................          -          -          -          -
                                              -------    -------    -------    -------
     Total interest-bearing liabilities...        (45)      (846)         8       (883)
                                              -------    -------    -------    -------
Increase in net interest income ..........    $   174    $  (810)   $   (12)   $  (648)
                                              =======    =======    =======    =======

Results of Operations for the Years Ended December 31, 2003 and 2002

         Net Income. The Bank sustained a $36,000 loss for the year ended December 31, 2003 compared to net income of $685,000 for the year ended December 31, 2002, resulting in a loss of $721,000 in profitability for the two periods involved. This decrease was primarily attributable to a 647,000, or 21.3%, decrease in net interest income.

         Net Interest Income. Net interest income is the most significant component of our income from operations. Net interest income is the difference between interest we receive on interest-earning assets, primarily loans, investment and mortgage-backed securities and interest we pay on interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends on the volume of and rates earned on interest-earning assets and the volume of and rates paid on interest-bearing liabilities.

         Our net interest income decreased $647,000, or 21.3%, to $2.4 million for the year ended December 31, 2003 compared to $3.0 million in 2002. The decrease in net interest income was due to a 109 basis point decrease in the average interest rate earned for 2003, partially offset by a 66 basis point decrease in the average interest paid in 2003. The 109 basis point decrease in the average rate earned for 2003 was the result of a decrease in yield for each component of interest-earning assets, ranging from a decrease of 119 basis points for loans receivable to a decrease of 39 basis points for interest-bearing deposits.

         Our interest expense decreased primarily as a result of a decrease in cost of both components of interest-bearing liabilities (115 basis points for savings and certificates and 68 basis points for NOW and investment deposits). This decrease was slightly offset by an increase in interest-bearing liabilities, primarily NOW and investment accounts.

         As a result of the matters discussed above, our net interest rate spread decreased from 1.79% for the year ended December 31, 2002 to 1.36% for the year ended December 31, 2003.

         Provision for Loan Losses. The allowance for loan losses was $263,000, or 0.35%, of net loans outstanding at December 31, 2003 compared to $260,000, or 0.45%, of net loans outstanding at December 31, 2002. The decrease in the percentage is a result of the growth in net loans receivable as well as a $10,000 reserve established for a delinquent loan.

         Historically, we have emphasized our loss experience over other factors in establishing the provision for loan losses. We review the allowance for loan losses in relation to (i) our past loan loss experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions. Management believes the allowance for loan losses is adequate to provide for estimated losses. However, there can be no assurance that further additions will not be made to the allowance and that such losses will not exceed the estimated amount.

         Noninterest income. Our noninterest income increased $41,000, or 2.9%, from $1.4 million in 2002 to $1.5 million in 2003. The increase in our noninterest income was almost entirely due to a $37,000 increase in deposit account service fees.

         Noninterest expense. Our noninterest expense increased $465,000, or 13.3%, from $3.5 million in 2002 to $4.0 million in 2003. The increase primarily resulted from a $361,000 increase in compensation and benefits ($307,000 resulting from the termination of our defined benefit program) and a $174,000 increase in other expense, primarily due to legal and professional services in anticipation of our pending merger.

         Income Tax Expense. Our income tax expense decreased $351,000 from a tax expense of $283,000 in 2002 to a tax benefit of $68,000 in 2003. Our effective tax rate was -65.4% and 29.2% for the year ended December 31, 2003 and 2002, respectively. The effective tax rate for 2003 differs from the statutory tax rate of 34% due to non-taxable income from our investment in bank-owned life insurance as well as non- deductable merger related expenses.

Liquidity and Capital Resources

         Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investment securities and interest-bearing deposits with other banks, advances from the FHLB of Topeka and funds provided by operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. We use our liquidity resources principally to fund existing and future loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

         Net cash provided by our operating activities (the cash effects of transactions that enter into our determination of net income e.g. non-cash items, amortization and depreciation, provision for loan losses) for the year ended December 31, 2003 was $1.5 million as compared to $1.6 million for the year ended December 31, 2002.

         Net cash provided by our investing activities (i.e. cash payments and cash receipts, primarily from our investment securities and mortgage-backed securities portfolio and our loan portfolio) for the year ended December 31, 2003 totaled $483,000, a decrease of $875,000 from December 31, 2002. The change was primarily due to an increase in loans purchased from $8.7 million in 2002 to $20.1 million in 2003, an increase in mortgage-backed securities purchased from $20.9 million in 2002 to $26.9 million in 2003, and a decrease in loan repayments in relation to loan originations. The decrease was partially offset by an increase of paydowns and maturities of mortgage-backed securities from $29.7 million on 2002 to $40.4 million in 2003 and a decrease in purchases of investment securities from $6.8 million in 2002 to $3.3 million in 2003.

         Net cash provided by our financing activities totaled $1.4 million in 2003, an increase of $5.5 million from 2002. The change was primarily due to an increase in deposits of $1.6 million compared to a decrease in deposits of $2.4 million in 2002 as well as a reduction of purchases of treasury stock from $1.6 million in 2002 to $50,000 in 2003.

Impact of Inflation and Changing Prices

         The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of the money over time due to inflation. The impact of inflation is reflected in the increase cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do no necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7.  Financial Statements
-------  --------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 13.

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
-------  -------  --  ---  -------------  ----  -----------  --  ----------  ---
         Financial Disclosure.
         ---------------------

    Not applicable.

Item 8A.  Controls and Procedures.
--------  ------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of December 31, 2003, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls during the fourth quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         Set forth below is information about the directors and executive officers and significant employees of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Each current director has served as a director of this Bank since 1998 and became a director of the Company upon its incorporation in 1998. Unless indicated otherwise, the positions stated for each individual are positions held in the Bank and the positions stated are positions which are currently held and which have been held for at least the past five years.

                                                                                     Current Term
Name                      Age         Positions with Company                          to Expire
----                      ---         ----------------------                          ---------
Roger L. Coltrin          64          Chairman of the Board, Director of the            2006
                                      Company and Bank
Larry V. Bailey           61          President and Chief Executive Officer,            2005
                                      Director of the Company and Bank
James E. Breckenridge     56          Director of the Company and the Bank              2006
Sherman W. Cole           60          Director of the Company and the Bank              2004
J. Darcy Domoney          50          Director of the Company and the Bank              2004
Donald V. Meyer           58          Director of the Company and the Bank              2005
Daniel G. Droste          47          Senior Vice President of the Company and           na
                                      the Bank
Galen E. Graham           64          Senior Vice President and Secretary of the         na
                                      Company and the Bank


         The principal occupation of, and other information about, each director and executive officer is set forth below as of December 31, 2003. All directors and executive officers have held their present positions for five years unless otherwise stated.

         Roger L. Coltrin has served the Bank as an advisory director since 1989. In January 1996 he became a voting director. He was elected as Chairman of the Board in 2000. Mr. Coltrin was a majority stockholder of the Runyan Funeral Home until 1997, and during 2000 he retired as the manager of such business. He is a member of the Past Mayors Council, the High School Site Committee and the local Lions Club. Mr. Coltrin is also a member of the Louisburg Chamber of Commerce.

         Larry V. Bailey has served the Bank since 1989 as President and Chief Executive Officer. He is also a member of the Board of Directors. Mr. Bailey has served as a director of the Osawatomie Chamber of Commerce and was also a director of the Miami County Economic Development Corporation. Currently, he is the Treasurer of the local Lions Club, a director of Osawatomie's "Christmas in October," a director of Greater Osawatomie, Inc. and a director of Miami County Community Foundation, Inc.

         James E. Breckenridge has been a director of the Bank since 1977. Since January 1997, Mr. Breckenridge has been employed by Thorn Industries, an appliance, electronics and furniture store. Until January 1996, Mr. Breckenridge was President and majority stockholder of Breck's Inc., a men's clothing store.

         Sherman W. Cole became a voting director of the Bank in 2000 and, prior to that, served as an advisory director since 1992. Mr. Cole presently assists on special projects at the Osawatomie State Hospital where he retired from full-time employment after 33 years of service. Mr. Cole is a past mayor of Osawatomie and is active in many civic roles throughout Miami County.

         J. Darcy Domoney has served the Bank as a director since 1995 and was Chairman of the Board for three years. Mr. Domoney is a partner in the law firm of Winkler, Domoney & Schultz. He is a member of the Paola Rotary Club and is on the Rotary District Youth Exchange Committee.

         Donald V. Meyer has been a director of the Bank since 1989 and was Chairman of the Board for four years. He is a dentist with a solo practice in Paola.

         Daniel G. Droste is a Senior Vice President and the Treasurer of the Bank. He has been employed with the Bank since 1979. Mr. Droste is also the Treasurer and Scout Master for Boy Scout Troop 100 and a member of the Paola Sunrise Lions Club. He is also currently the Chairman of the Holy Trinity Church Building Committee and Co-Chairman of the Holy Trinity Church Development Team. He has also over the past several years been an active participant in the "Christmas in October" program.

         Galen E. Graham has served as an executive officer of the Bank since 1970. He is a Senior Vice President and the Secretary of the Bank.

Audit Committee

         The Audit Committee, a standing committee of the Company, consists of Directors Breckenridge (Chairman), Coltrin and Meyer. All members of the Audit Committee have been determined by the Board of Directors to be independent as such term is defined by the rules of the Nasdaq Stock Market. No member of the Audit Committee is a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the 1934 Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock, on Forms 3, 4 and 5, with the Securities and Exchange Commission ("SEC") and to provide copies of those Forms 3, 4 and 5 to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of its Common Stock.

         Based upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2003 fiscal year.

         The Company has not yet adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since it has been focusing its efforts on completing the pending merger. In the event stockholders do not approve the pending merger, the Company anticipate it would adopt a code by the end of the current fiscal year.

Item 10.  Executive Compensation
--------  ----------------------

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by Larry V. Bailey for the three years ended December 31, 2003. No other employee earned in excess of $100,000 for the year ended December 31, 2003.

                                                        Long Term Compensation
                                Annual Compensation            Awards
                                -------------------   -------------------------
                                                                    Securities
                                                       Restricted   Underlying
Name and                 Fiscal                        Stock         Options/      All Other
Principal Position        Year     Salary    Bonus     Award($)(1)   SARs(#)      Compensation(2)
------------------        ----     ------    -----     -----------   -------      ---------------
Larry V. Bailey           2003    $158,100  $    --     $58,275        --             $117,420
  Director, President,    2002     155,000  $21,000        --          --               78,124
  and CEO                 2001     149,100   20,000        --          --               72,203

--------------
(1) Mr. Bailey was awarded 15,539 shares of restricted Common Stock in 1999. At December 31, 2003, Mr. Bailey held 3,108 shares of restricted Common Stock with a market value of $58,275 based on the closing market price of the Common Stock on December 31, 2003 of $18.75. Dividends are paid on restricted stock awarded under the RSP. Awards are earned at a rate of 20% per year beginning one year after the date of the award.
(2) Includes matching contributions of $4,648, $3,667 and $3,500 under the 401(k) Plan for 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001,
     Mr. Bailey accrued $77,000, $50,581 and $42,400, respectively, in benefits under the Supplemental Executive Retirement Plan. Also includes the award of 2,050, 1,864 and 1,814 shares under the ESOP during 2003, 2002 and 2001, respectively, based upon the closing market price of the Common Stock on the date of the award.

         Employment Agreement. The Bank has entered into an employment agreement with its President, Larry V. Bailey. Mr. Bailey's current base salary under the employment agreement is $158,100 which includes fees paid to him as a director. The employment agreement has a term of three years. The agreement is terminable by the Bank for "just cause" as defined in the agreement. If the Bank terminates Mr. Bailey without just cause, he will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement but in no event for a period of less than twenty-four months. The employment agreement contains a provision stating that in the event of the termination of employment in connection with any change in control of the Company, Mr. Bailey will be paid a lump sum amount equal to 2.99 times his five year average annual taxable cash compensation. If such payment were to be made under the agreement as of December 31, 2003, it would equal approximately $572,136. The agreement may be renewed annually by the Bank's Board of Directors upon a determination of satisfactory performance within the Board's sole discretion. If Mr. Bailey shall become disabled during the term of the agreement, he shall continue to receive payment of 100% of the base salary for a period of 12 months and 65% of such base salary for the remaining term of such agreement. Such payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

         Supplemental Executive Retirement Plan. The Bank has a supplemental executive retirement plan ("SERP") for the benefit of its President, Mr. Bailey. The SERP will provide Mr. Bailey with a supplemental retirement benefit in addition to benefits under the Pension Plan and the ESOP. Under the SERP, Mr. Bailey's retirement pension will be supplemented by the crediting of an additional 15 years of service. The SERP will provide a retirement benefit equal to 30% of final average earnings at retirement after age 65, in addition to the projected benefit of 36% of final average earnings under the Pension Plan (Pension Plan benefits are calculated based upon 2% times years of service times Final Average Earnings). Benefits payable under the Pension Plan will be reduced for retirement prior to age 65 based upon fewer years of service. Additionally, the SERP will reduce the Pension Plan reduction for retirement prior to age 65 from 3% per year to 2% per year. Payments under the SERP are accrued for financial reporting purposes during the period of employment. The SERP is unfunded. All benefits payable under the SERP would be paid from the Bank's current assets. There are no tax consequences to either the participant or the Bank related to the SERP prior to payment of benefits. Upon receipt of payment of benefits, the participant will recognize taxable ordinary income in the amount of such payments received, and the Bank will be entitled to recognize a tax-deductible compensation expense at that time.

         The following table set forth information concerning options granted under the Option Plan.


                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FY-END OPTION/SAR VALUES (1)
                                                               Number of
                                                              Securities          Value of
                                                              Underlying      Unexercised In-
                                                              Unexercised        The-Money
                                                            Options/SARs at   Options/SARs at
                                                           FY-End (#)(1)(2)   FY-End ($)(1)(3)
                    Shares Acquired                          Exercisable/       Exercisable/
         Name       on Exercise (#)   Value Realized ($)     Unexercisable     Unexercisable
         ----       ---------------   ------------------     -------------     -------------
Larry V. Bailey           --                  --             31,077/7,770     $256,385/$64,103

------------------
(1)  No Stock Appreciation Rights (SARs) are authorized under the Option Plan.
(2)  Includes options that are exercisable within 60 days of December 31, 2003.
(3) Based upon an exercise price of $10.75 per share and the Common Stock's closing market price of $18.75 as of December 31, 2003. Such options, by their terms, are first exercisable at a rate of 20% one year following the date of the award of the option and 20% per year on the anniversary date of the date of the award thereafter, but in no event shall such option be exercisable more than ten years after the effective date of award.

Director Compensation

         Each director (including the Chairman of the Board) receives a monthly fee of $1,000. Total aggregate fees paid to the directors for the year ended December 31, 2003 were $60,000.

         Stock Awards. On February 2, 1999, each non-employee director was awarded options to purchase 7,769 shares of Common Stock at an exercise price of $10.75. In addition, on February 2, 1999, each non- employee director was awarded 3,107 shares of restricted Common Stock under the RSP. These awards vest at the rate of 20% a year, starting one year after the date of the award.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 2003, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at December 31, 2003. Unless otherwise indicated, the address of each such beneficial owner is 600 Main Street, Osawatomie, Kansas 66064.

                                                                         Percent of Shares
                                             Amount and Nature of         of Common Stock
Name and Address of Beneficial Owner         Beneficial Ownership           Outstanding
------------------------------------         --------------------           -----------

First Kansas Federal Savings Bank                  122,466                     13.5%
Employee Stock Ownership Plan (the "ESOP")
600 Main Street
Osawatomie, Kansas 66064 (1)

Sandler O'Neill Asset Management, LLC               90,000                      9.9%
712 Fifth Avenue
New York, New York 10019 (2)

Larry V. Bailey                                     86,029(3)                   9.5%

First Manhattan Co.                                 68,900(4)                   7.6%
437 Madison Avenue
New York, NY  10022

----------------
(1) The ESOP purchased such shares for the exclusive benefit of plan participants with funds borrowed from First Kansas. These shares are held in a suspense account and are allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The ESOP Committee consisting of certain non-employee directors of the board instructs the ESOP Trustee regarding investment of ESOP plan assets. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares, and shares for which no timely voting direction is received, are voted by the ESOP Trustee as directed by the ESOP Committee.
(2) Number of shares is based upon the named entity's confirmation of such amount, and such information supercedes the ownership information reported in an amended Schedule 13D filed with the SEC, on July 7, 2000, on behalf of itself, Malta Partners, L.P., Malta Hedge Fund, L.P., Malta Partners II, L.P., Malta Hedge Fund II, L.P., Malta Offshore, Ltd, SOAM Holdings, LLC, and Mr. Terry Maltese.
(3) Includes 38,848 shares of common stock which may be acquired pursuant to the exercise of options within 60 days of December 31, 2003.
(4) Number of shares is based upon an amended Schedule 13G filed with the SEC on February 13, 2003, on behalf of the named entity by Neal K. Stearns, General Partner.

         (b) Security Ownership of Management. The following table provides information as of December 31, 2003 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.


                                                   Beneficial Ownership
                                          --------------------------------------
                                                              Percent of Shares
Name                                       Number of Shares      Outstanding
----                                       ----------------      -----------

James E. Breckenridge                          10,876(1)             1.2%
Roger L. Coltrin                               40,156(1)             4.4%
J. Darcy Domoney                               14,896(1)             1.6%
Sherman W. Cole                                12,876(1)             1.4%
Donald V. Meyer                                18,876(1)             2.1%
Larry V. Bailey                                86,029(2)             9.5%
All directors and officers of the Company     251,577               27.7%
       as a group (8 persons) (3)

---------------
(1) Includes 7,769 shares of common stock which may be acquired pursuant to the exercise of options within 60 days of December 31, 2003.
(2) Includes 38,848 shares of common stock which may be acquired pursuant to the exercise of options within 60 days of December 31, 2003.
(3) Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Includes 116,541 shares of common stock that may be acquired pursuant to the exercise of options within 60 days of December 31, 2003. Excludes 103,107 shares held by the ESOP 122,466 shares less 18,789 shares allocated to executive officers) over which certain non-employee directors, as trustees to the ESOP, exercise shared voting power. Excludes 9,332 unvested or unawarded shares of common stock held by the Restricted Stock Plan ("RSP") over which certain directors, as members of the RSP Committee and as RSP Trustees, exercise voting power. Such individuals disclaim beneficial ownership with respect to such shares held by the ESOP and the RSP.


         (c) Changes in Control. On November 13, 2003, the Company entered into an Agreement and Plan of Merger with Landmark Bancorp, Inc. which provides for the acquisition of the Company by Landmark. The acquisition is subject to a number of conditions including approval of shareholders and receipt of all required regulatory approvals.

         (d) Securities Authorized for Issuance Under Equity Compensation Plans

                 Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                  EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                     (b)                   (c)
                                                                                           Number of securities
                                                                                           remaining available
                                            Number of securities       Weighted-average     for future issuance
                                             to be issued upon         exercise price of       under equity
                                                exercise of               outstanding       compensation plans
                                            outstanding options,       options, warrants  (excluding securities
                                            warrants and rights           and rights       reflected in column (a))
                                            -------------------           ----------       ------------------------
Equity compensation plans
  approved by shareholders
First Kansas Financial Corporation
    1999 Stock Option Plan..............          132,079                   10.75                  23,314
First Kansas Federal Savings Bank
    1999 Restricted Stock Plan..........              N/A                     N/A                     N/A
Equity compensation plans
  not approved by shareholders                        N/A                     N/A                     N/A
                                                  -------                  ------                  ------
     TOTAL.............................           132,079                  $10.75                  23,314
                                                  =======                  ======                  ======


Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. As part of the employee and director benefit package, full-time and qualified part-time employees and directors of the Company are eligible for preferential interest rates on certain adjustable-rate residential mortgage loans and fixed-rate consumer loans made by the Bank. While such loans are made with a discounted interest rate based on the greater of the Bank's cost of funds or the Applicable Federal Rate, they are underwritten in accordance with the Bank's established underwriting guidelines. All other loans made by the Bank to employees and directors are on the same terms and conditions as those available to the general public.

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated balance sheets of First Kansas Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended, together with the related notes and the independent auditors' report of KPMG LLP, independent certified public accountants.

         2.      Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

                 (a) List of Exhibits:

                     3(i)     Articles of Incorporation of First Kansas Financial Corporation *
                     3(ii)    Bylaws of First Kansas Financial Corporation *
                     10.1     Employment Agreement with Larry V. Bailey **
                     10.2     First Kansas Financial Corporation 1999 Stock Option Plan***
                     10.3     First Kansas Financial Corporation 1999 Restricted Stock Plan***
                     21       Subsidiaries of the Registrant (See "Item 1. Description of Business)
                     23       Consent of KPMG LLP
                     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                     32       Rule 13a-14(b) Certification of Chief Executive Officer and Chief
                              Financial Officer

               ---------------
               * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 48093) declared effective by the SEC on May 8, 1998.
               ** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1998.
               *** Incorporated by reference to the Company's proxy statement dated December 30, 1998 (File No. 000-24037).


               (b) Reports on Form 8-K:

                    The Company filed a Form 8-K with the SEC on November 14, 2003 (Date of Report: November 13, 2003) to announce signing an agreement and plan of merger with Landmark Bancorp, Inc. (Items 5 and 7)

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

         Audit Fees. The aggregate fees billed for professional services rendered by the independent auditors for the audit of the Company's annual financial statements and for the review of the financial statements in the Company's Form 10-QSB filings for the years ended December 31, 2003 and 2002 were $44,250 and $37,935, respectively.

         Audit-Related Fees. No other audit-related fees were billed to the Company other than those identified under Audit Fees.

         Tax Fees. The aggregate fees billed for professional services rendered by the independent auditors for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 were $21,370 and $16,280, respectively. Such tax-related services consisted in both years of tax return preparation and consultation regarding minimizing the Company's income taxes.

         All Other Fees. For the years ended December 31, 2003 and 2002, the Company's independent auditor did not provide any services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees", and "Tax Fees."

         It is the policy of the Audit Committee to have all audit services pre-approved by the Audit Committee. All of the services listed above for 2003 and 2002 were approved by the audit committee prior to the service being rendered.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2004.

                                      FIRST KANSAS FINANCIAL CORPORATION


                                      By:  /s/Larry V. Bailey
                                           -------------------------------------
                                           Larry V. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2004.



/s/Roger L. Coltrin                              /s/James E. Breckenridge
-------------------------------                  -------------------------------
Roger L. Coltrin                                 James E. Breckenridge
Chairman                                         Director

/s/Sherman W. Cole                               /s/J. Darcy Domoney
-------------------------------                  -------------------------------
Sherman W. Cole                                  J. Darcy Domoney
Director                                         Director

/s/Donald V. Meyer                               /s/Larry V. Bailey
-------------------------------                  -------------------------------
Donald V. Meyer                                  Larry V. Bailey
Director                                         Director, President and CEO

/s/James J. Casaert
-------------------------------
James J. Casaert
Vice President and Treasurer
(Principal Accounting Officer)